Form 10-Q
period 2014-09-30
WL Ross Holding Corp.
filed 2014-11-07
CIK 1604416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No☐

As of November 5, 2014, there were 62,531,250 shares of Company’s common stock issued and outstanding.

WL ROSS HOLDING CORP.
TABLE OF CONTENTS

i

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WL ROSS HOLDING CORP.

(a corporation in the development stage)

CONDENSED BALANCE SHEET

September 30, 2014

(unaudited)

ASSETS:
Current assets:
Cash	$1,303,519
Prepaid expenses	182,429
Total current assets	1,485,948
Noncurrent assets:
Investments and cash held in trust account	500,276,830

Total assets	$501,762,778

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued formation and offering costs	$501,478
State franchise tax accrual	93,700
Accrued expenses	574,944
Total current liabilities	1,170,122

Other liabilities:
Deferred underwriting compensation	18,309,150

Total liabilities	19,479,272

Common stock subject to possible redemption; 47,728,350
(at redemption value of $10.00 per share)	477,283,500

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 14,802,900 shares issued
and outstanding (excluding 47,728,350 subject to possible redemption)	1,480
Additional paid-in-capital	5,716,270
Deficit accumulated during the development stage	(717,744)
Total stockholders' equity	5,000,006
Total liabilities and stockholders' equity	$501,762,778

See accompanying notes to condensed financial statements.

WL ROSS HOLDING CORP.

(a corporation in the development stage)

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2014	For the Period from March 24, 2014 (inception) to September 30, 2014

Revenue	$-	$-
Professional fees and other expenses	(591,147)	(650,874)
State franchise taxes, other than income tax	(45,370)	(93,700)
Loss from operations	(636,517)	(744,574)
Other income - Interest income	26,830	26,830
Net loss attributable to common shares	$(609,687)	$(717,744)

Weighted average common shares outstanding, basic and
diluted (excluding shares subject to possible redemption)	14,742,594	14,530,251

Net loss per common share:	$(0.04)	$(0.05)
Basic and diluted

See accompanying notes to condensed financial statements.

WL ROSS HOLDING CORP.

(a corporation in the development stage)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period from March 24, 2014 (inception) to September 30, 2014

(unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the
			Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity
Sale of common stock to Sponsor on March 24, 2014 at $0.002 per share	14,375,000	$1,437	$23,563	$-	$25,000

Forfeiture of common stock by Sponsor on June 5, 2014	(1,868,750)	(187)	187	-	-

Sale of common stock on June 5, 2014 at $10.00 per share	50,025,000	5,003	500,244,997	-	500,250,000

Sale of 22,400,000 of Private Placement Warrants on June 5, 2014 at $0.50 per warrant	-	-	11,200,000	-	11,200,000

Underwriters compensation and offering expenses	-	-	(28,473,750)	-	(28,473,750)

Common stock subject to possible redemption; 47,800,124 (at redemption value of $10.00 per share)	(47,800,124)	(4,780)	(477,996,460)	-	(478,001,240)
					-
Change in proceeds subject to possible redemption to 47,728,350 shares at redemption value	71,774	7	717,733	-	717,740

Net loss attributable to common shares	-	-	-	(717,744)	(717,744)

Balances, September 30, 2014	14,802,900	$1,480	$5,716,270	$(717,744)	$5,000,006

See accompanying notes to condensed financial statements.

WL ROSS HOLDING CORP.

(a corporation in the development stage)

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

For the Period from March 24, 2014 (inception) to September 30, 2014
Cash flows from operating activities:
Net loss	$(717,744)
Adjustments to reconcile net loss to net cash used in operations:
Increase in prepaid expenses	(182,429)
Increase in accrued state franchise tax	93,700
Increase in accrued expenses	574,944
Amortization of original issue discounts	(25,409)
Interest on investments	(1,421)
Net cash used by operating activities	(258,359)

Cash flows from investing activities:
Proceeds deposited into trust account for investments	(500,250,000)
Net cash used by investing activities	(500,250,000)

Cash flows from financing activities:
Proceeds from sale of common stock to Sponsor	25,000
Proceeds from sale of common stock through public offering	500,250,000
Proceeds from sponsor to purchase private placement warrants	11,200,000
Proceeds from note payable - related party	350,000
Payment of underwriting discounts	(9,204,600)
Payment of accrued formation and offering costs	(458,522)
Payment of note payable - related party	(350,000)
Net cash provided by financing activities	501,811,878
Increase in cash	1,303,519
Cash at beginning of period	-
Cash at end of period	$1,303,519

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$18,309,150
Accrued formation cost and offering cost	$501,478

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

At September 30, 2014, the Company had not commenced any operations. All activity for the period from March 24, 2014 (inception) through September 30, 2014 relates to the Company’s formation, initial public offering (“Public Offering”) described below and efforts directed toward locating a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

Financing

The Company intends to finance a Business Combination with the proceeds from a $500,250,000 Public Offering (Note 3) and a $11, 200,000 private placement (Note 4).

Upon the closing of the Public Offering and the private placement, $500,250,000 was placed in a trust account with the Continental Stock Transfer & Trust Company (the “Trust Account”) acting as Trustee.

Trust Account

The Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. As of September 30, 2014 the Trust Account consisted of U.S. government treasury bills and cash.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, public stockholders will have the opportunity to have public shares redeemed or repurchased for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination or commencement of the tender offer, respectively, including interest but less taxes payable. As a result, such shares have been classified as common stock subject to possible redemption, in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

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

Basis of Presentation

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2014 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on June 5, 2014.

Development Stage Company

The Company complies with the reporting requirements of ASC 915, “Development Stage Entities.” At September 30, 2014, the Company has not commenced any operations nor generated revenue. All activity through September 30, 2014 relates to the Company formation and the Public Offering. Following the Public Offering, the Company will not generate any operating revenues until after the completion of a Business Combination, at earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the Public Offering.

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at September 30, 2014, offering costs totaling approximately $28,473,750 (including $27,513,750 in underwriters’ fees) have been charged to stockholders’ equity.

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

Accordingly, at September 30, 2014, 47,728,350 of the 50,025,000 Public Shares were classified outside of permanent equity at its redemption value.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Related Party Note

The Sponsor loaned the Company $350,000 in the aggregate by the issuance of unsecured promissory notes (the “Notes”) for $350,000 to cover expenses related to the Public Offering. These Notes were non-interest bearing and payable on the earlier of March 31, 2015 or the completion of the Public Offering. The Notes were repaid in full on June 12, 2014.

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

6.	Income Taxes

Components of the Company’s deferred tax asset at September 30, 2014 are as follows:

Net operating loss carry forwards	65,052
Valuation allowance	(65,052)
-

The Company established a valuation allowance of approximately $65,000 as of September 30, 2014, which fully offsets the deferred tax asset of approximately $65,000. The deferred tax asset results from applying an effective combined federal and state tax rate of 35% to net operating loss of approximately $186,000. The Company’s net operating losses will expire beginning 2034.

7.	Investments and cash held in Trust

As of September 30, 2014, investment securities in the Company’s Trust Account consist of $500,275,436 in United States Treasury Bills and $1,394 in cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at September 30, 2014 are as follows:

	Carrying Amount	Gross Unrealized Holding Gains	Fair Value
Held-to-maturity:
U.S. Treasury Securities (Maturity dates range from 10/16/14 to 12/26/14)	$500,275,436	$9,803	$500,285,239

8.	Fair Value Measurement

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	9/30/2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments and cash held in Trust Account	$500,286,633	$500,286,633	$-	$-

9.	Stockholders’ Equity

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2014, there were 62,531,250 shares of common stock outstanding, including 47,728,350 shares subject to possible redemption.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2014, there were no shares of preferred stock issued and outstanding.

10.	Subsequent Event

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

As indicated in the accompanying financial statements, at September 30, 2014, we had approximately $1,303,519 in cash and deferred offering costs of $18,309,150. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

For the period from March 24, 2014 (inception) to September 30, 2014, we had a net loss of $717,744. The Company’s entire activity from March 24, 2014 through September 30, 2014, was in preparation for the Public Offering, which was consummated on June 5, 2014, and the identification of a target company for our initial Business Combination. Subsequent to September 30, 2014, our activities mainly consist of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by June 5, 2016.

Liquidity and Capital Resources

Prior to the Company’s Public Offering, we sold 12,506,250 founder shares to WL Ross Sponsor LLC, a Delaware limited liability company (the “Sponsor”), for $25,000. On June 5, 2014, we consummated the Company’s Public Offering of 50,025,000 units (which includes the full exercise of the underwriters’ over-allotment option) at a price of $10.00 per unit generating gross proceeds of $500,250,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 22,400,000 Private Placement Warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share, to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating proceeds, before expenses, of $11,200,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $501,345,400, net of the non-deferred portion of the underwriting commissions of $9,204,600 and offering costs and other expenses of approximately $900,000. The amount of proceeds not deposited in the Trust Account (defined below) was $1,095,400 at closing of the Public Offering. In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its franchise and income tax obligations. For a description of the proceeds generated in the Company’s Public Offering and a discussion of the use of such proceeds, we refer you to Note 3 of the unaudited condensed interim financial statements included in Part I, Item 1 of this Report.

As of September 30, 2014, investment securities in our trust account consisted of $500,275,436 invested in U.S. government treasury bills with a maturity of 87 days or less and $1,394 held in cash.

As of September 30, 2014, we had cash held outside of our trust accounts, of $1,303,519, which is available to fund our working capital requirements.

We intend to use substantially all of the funds held in the trust account, including interest (which interest shall be net of taxes payable) to consummate our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

We do not believe we will need to raise additional funds until the consummation of our business combination to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity if such funds are required to consummate an initial business combination.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 (and not to exceed this amount). This amount covers secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at September 30, 2014, offering costs totaling approximately $28,473,750 (including $27,513,750 in underwriters’ fees) have been charged to stockholders’ equity.

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

Accordingly, at September 30, 2014, 47,728,350 of the 50,025,000 Public Shares were classified outside of permanent equity at its redemption value.

Loss per share of Common Stock

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

As of September 30, 2014, approximately $481,967,680 (excluding approximately $18,309,150 of deferred underwriting discounts) was held in trust for the purposes of consummating a Business Combination. The proceeds held in trust (including the deferred underwriting discounts) consist of $500,275,436 invested in U.S. government treasury bills with a maturity of 87 days or less and $1,394 held in cash.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Quarterly Report and Prospectus filed on August 14, 2014 and June 5, 2014, respectively with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Quarterly Report and Prospectus filed on August 14, 2014 and June 5, 2014, respectively with the SEC, however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales

On March 24, 2014, our Sponsor purchased an aggregate of 14,375,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.002 per share.

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

The sale of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

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

We paid a total of approximately $9,204,600 in underwriting discounts and commissions and approximately $900,000 for other costs and expenses related to the Public Offering. In addition, the Underwriters agreed to defer approximately $18,309,150 in underwriting discounts and commissions, which amount will be payable upon consummation of our Business Combination, if consummated. We also repaid the $350,000 in loans made to us by our Sponsor from the proceeds of the Public Offering. As of September 30, 2014, we accrued $38,000 payable to an affiliate of our Sponsor pursuant to the terms of our Administrative Services Agreement. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus filed with the Securities and Exchange Commission on June 5, 2014.

Net proceeds of $500,250,000 from the Public Offering and simultaneous private placements of the Private Placement Warrants including $18,309,150 of deferred underwriting commissions are being held in a trust account (“Trust Account”) in the United States maintained by Continental Stock Transfer & Trust Company, acting as trustee, invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (e)(2), (e)(3) and (e)(4) of Rule 2a 7 of the 1940 Act, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

The amount of proceeds not deposited in the Trust Account was $1,095,400. In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its franchise and income tax obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the document previously filed with Amendment No. 3 to the Form S-1 filed by the Registrant on June 4, 2014).
3.2	Bylaws (incorporated by reference to the document previously filed to the Form S-1 filed by the Registrant on May 9, 2014).
4.1	Specimen Common Stock Certificate (incorporated by reference to the document previously filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
4.2	Warrant Agreement (incorporated by reference to the document previously filed to the Form 8-K filed by the Registrant on June 16, 2014).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WL ROSS HOLDING CORP.

Date: November 7, 2014	/s/ Wilbur L. Ross, Jr.
	Name:	Wilbur L. Ross, Jr.
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2014	/s/ Michael J. Gibbons
	Name:	Michael J. Gibbons
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

