Form 10-K
period 2014-12-31
WL Ross Holding Corp.
filed 2015-03-31
CIK 1604416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-36149

WL ROSS HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	46-5188282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1166 Avenue of the Americas New York, New York 10036	(212) 826-1100
(Address of principal executive offices)	Registrant’s Telephone Number

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, $0.0001 par value, and one Warrant to purchase Common Stock Common Stock, $0.0001 par value Warrants to Purchase Common Stock	Nasdaq Capital Market Nasdaq Capital Market Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15 of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in any amendment to this form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Non-accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2014 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the units (consisting of voting common stock and a warrant to purchase common stock) held by non-affiliates of the Company (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $490,453,247.50.

As of March 30, 2015 there were 62,531,250 shares of Company’s common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None

WL ROSS HOLDING CORP.

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to WL Ross Holding Corp., a blank check company incorporated in Delaware on March 24, 2014. References to “our Sponsor” refer to WL Ross Sponsor LLC, an affiliate of Mr. Wilbur L. Ross, Jr., our Chairman and Chief Executive Officer. References to “WL Ross” refers to WL Ross & Co. LLC, an affiliate of our Sponsor. References to “our IPO” refer to the initial public offering of WL Ross Holding Corp.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend”, “should”,” “strive,” plan,” “intend,” “estimate,” “anticipate,” and similar expressions identify forward-looking statements. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under Item 1A—“Risk Factors.” Many of the risks and factors that will determine these results and stockholder values are beyond the Company’s ability to control or predict.

All such forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements section.

PART I

ITEM 1.	BUSINESS

Introduction

We are a blank check development stage company organized under the laws of the State of Delaware on March 24, 2014. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets (a “Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business. Accordingly, we are not able to conclusively determine at this time whether we will complete a Business Combination with any of the target companies that we have reviewed or with whose management we have had discussions, or with any other target company, or the likelihood thereof. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting solely of cash and/or cash equivalents.

On March 24, 2014, our Sponsor, WL Ross Sponsor LLC, a Delaware limited liability company, purchased an aggregate of 14,375,000 founder shares (“Founder Shares”), for an aggregate purchase price of $25,000 or approximately $0.002 per share.

Our registration statement on Form S-1 (File No. 333-195854) was declared effective on June 5, 2014 and on June 11, 2014 we consummated our IPO of 50,025,000 units (the “Public Units”) of the Company, including 6,525,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each such unit (“Unit”) consists of one share of common stock of the Company, par value $0.0001 per share (“Common Stock”), and one warrant of the Company (“Warrant”), whereby each Warrant entitles the holder thereof to purchase one-half of a share of Common Stock at an exercise price of $5.75 per half share of Common Stock. The Public Units were sold at a price of $10.00 per share, generating gross proceeds to the Company of $500,250,000. Immediately prior to the pricing of our IPO, on June 5, 2014, our Sponsor forfeited 1,868,750 Founder Shares so that the remaining Founder Shares represent 20.0% of the outstanding shares upon completion of our IPO.

Simultaneously with the commencement of our IPO on June 5, 2014, we completed the private sale of 22,400,000 warrants (the “Private Placement Warrants”) at a purchase price of $0.50 per Private Placement Warrant, to our Sponsor, generating gross proceeds to the Company of $11,200,000. The Private Placement Warrants are identical to the warrants sold as part of the Public Units in our IPO, except that our Sponsor has agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination. The Private Placement Warrants are also not redeemable by the Company so long as they are held by our Sponsor or its permitted transferees.

A total of $500,250,000, comprised of approximately $489,050,000 of the proceeds from our IPO, including approximately $18,309,150 of the underwriters’ deferred discount, and the proceeds of the sale of the Private Placement Warrants were placed in a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. These funds will not be released until the earlier of the Company’s completion of its initial Business Combination or the Company’s liquidation, although the Company may withdraw the interest earned on the funds held in our trust account to pay franchise and income taxes.

On August 4, 2014, we announced that the holders of our Units may elect to separately trade the common stock and warrants included in the Units commencing on August 5, 2014 on the Nasdaq Capital Market under the symbols “WLRH” and “WLRHW,” respectively. Each Unit consists of one share of common stock, $0.0001 par value per share, and one warrant to purchase one-half of one share of common stock. Those Units not separated will continue to trade on the Nasdaq Capital Market under the symbol “WLRHU.”

While we may pursue an acquisition opportunity in any business industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business that is experiencing underperformance or distress, operating in an industry undergoing a period of dislocation, as members of our management did in the banking and auto industries and/or is involved in a structurally complex or special situation, which we call value-oriented investment opportunities.

Business Strategy

Our acquisition and value creation strategy will be to identify, acquire and, after an initial Business Combination, to build a company in an industry that complements the experience and expertise of our management team and is undergoing either distress or a certain degree of dislocation. Our acquisition selection process will leverage our team’s network of industry, private equity sponsor and lending community relationships, as well as relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants that we believe should provide us with a number of Business Combination opportunities.

In addition, we intend to utilize the networks and industry experience of Mr. Wilbur L. Ross, Jr., the Founder, Chairman and Chief Strategy Officer of WL Ross, and other members of the WL Ross management team in seeking an initial Business Combination. Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of investment opportunities. This network has been developed through our management team’s:

•	combined history of over 70 years in the private equity and restructuring advisory business;
•	experience in sourcing, structuring, acquiring, operating, developing, growing, financing and selling businesses;
•	relationships with sellers, financing providers and target management teams; and
•	experience in executing transactions under varying economic and financial market conditions.

This network provides our management team with a robust and consistent flow of investment opportunities. We believe that the network of contacts and relationships of our management team will provide us with an important source of investment opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Members of our management team will communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential Business Combination.

Investment Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses, including value-oriented investment opportunities. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into an initial Business Combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies that we believe:

•	Are Well Positioned within Industries Undergoing a Period of Dislocation. Whole industries or sub-segments within industries routinely undergo periods of dislocation, often due to non-recurring macro-economic forces or disturbances, and our management team has a track record of contrarian investing in such industries and sectors, including banking institutions, basic building materials, financial services, metals and mining and transportation. We believe that the perceived risks inherent in these investment opportunities are often greater than the actual risks, and we believe that we are able to analyze and estimate the size of the actual risks through our diligence process. Within dislocated industries, we intend to target companies that have leading market shares, low-cost operations relative to peers or the ability to attain low-cost operations, defensible competitive characteristics or high barriers to entry, entrenched positions with customers and high potential returns on net assets where our capital and sponsorship can assist companies during periods of dislocation.
•	Offer Opportunities to Create Investment Platforms for Consolidation or Growth. Our management team has an aggregate of over 70 years of experience creating platform investments and often consolidating meaningful portions of large industries. Mr. Ross and our management team have previously applied this investment strategy, creating horizontally and vertically integrated platforms, in industries such as steel, coal, automotive component parts and marine transportation. We intend to capitalize on their history of analyzing global macro-economic trends and industry-wide investment themes in the context of potentially creating investment platforms for consolidation or growth.
•	Have Significant Situational or Structural Complexity, which Allows for Attractive Entry Point Valuations. We believe that our management team has expertise undertaking complex transactions and providing flexible, long-term capital solutions, which often enable us to distinguish ourselves from other financial buyers. We believe that situational or structural complexity often hides compelling value that competitors may lack the time, inclination or ability to uncover. Our management team has historically capitalized on such investment situations, which have often taken the form of business, regulatory or legal complexity. We believe that successful private equity investing in complex special situations requires investment structuring expertise, which Mr. Ross and our management team have developed through their experience investing in approximately 141 portfolio companies. We intend to leverage the operational experience and financial acumen of our management team and the investment team of WL Ross to identify structurally complex opportunities where we believe we have the ability to unlock value for the benefit of our stockholders.
•	Are Underperforming Their Potential Peak Operational and/or Financial Performance Capabilities. Companies underperform operationally and financially for various reasons, including due to cost mismanagement, weak relationships with organized labor groups, poorly strategized market positioning, capital investment misallocation, capital structure inefficiencies and ineffective management teams. We believe that given our management team’s experience with value-oriented investing, we are well-positioned to identify investment situations where additional capital investment, effective sponsorship, board of directors supervision and, often, a new management team, will potentially result in improvements in operational and/or financial performance.

•	Offer a Value Proposition that is Not Recognized by the Market. Our management team and the investment professionals of WL Ross typically conduct substantial due diligence with respect to potential acquisition targets, with a goal to uncover value that is unrecognized by the market and would allow us to invest in companies and buy assets at prices that we believe to be below intrinsic value. Our due diligence process typically involves an in-depth analysis of the target’s industry, including competitive positioning and barriers to entry; a strategic, operational and technical review; an analysis of downside protection and alternative channels through which we can realize value; a detailed historical and projected financial review focusing on revenue potential and earnings margins, which is done in concert with a stress test of projected financials; and, often, a quality of earning review; capital structure analysis; and an evaluation of a company’s management team and their financial incentives.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Initial Business Combination

The NASDAQ rules require that an initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in our trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with an initial Business Combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with an initial Business Combination.

We anticipate structuring an initial Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure an initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to an initial Business Combination could own less than a majority of our outstanding shares subsequent to an initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Our Investment Process

In evaluating any prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our operational and capital planning experience. The chart below summarizes the origination, investment management and value creation strategy that Mr. Ross, our Chairman and Chief Executive Officer, has developed for WL Ross, an affiliate of our Sponsor, and which we would seek to replicate as components of our investment process.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is required to present a Business Combination opportunity to such entity. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to an initial Business Combination. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, except as set forth in the next sentence, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding an initial Business Combination or we have failed to complete an initial Business Combination within 24 months after the closing of our IPO (June 11, 2016). None of our officers or directors has been involved with any blank check companies or special purpose acquisition corporations in the past, other than NBNK Investments PLC, a blank check company publicly traded on the AIM in the United Kingdom focusing on the financial services sector in the United Kingdom with an aggregate amount of assets of approximately £20 million.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential Business Combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

In addition, members of our management team have developed contacts from serving on the boards of directors of several companies, including Air Lease Corporation; Amalgamated Bank; Arcelor Mittal; Assured Guaranty; BankUnited Inc. (NYSE: BKU); Bank of Cyprus Public Co Ltd.; Compaigne Europeene des Wagons; DSS Holdings GP Limited; DSS Holdings LP; EXCO Resources, Inc. (NYSE: XCO); Governor and Company of the Bank of Ireland (ISE: BKIR); The Greenbrier Companies, Inc. (NYSE: GMX); Insuratex; International Automotive Components Group; International Coal Group; International Textile Group; Montpelier Re Holdings Ltd.; Nautical Bulk Holding Limited; Navigator Holdings Ltd. (NYSE: NVGS); NBNK Investments PLC (AIM: NBNK); OCM, Ltd.; Ocwen Financial Corp. (NYSE: OCN); Ohizumi Manufacturing Co., Ltd.; PB Materials Holdings, Inc.; Plascar Industria de Componentes Plasticos LTDA.; Sun Bancorp (NASDAQ: SNBC); and Talmer Bancorp (NASDAQ: TLMR).

This network provides our management team with a robust and consistent flow of investment opportunities which are proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us with important sources of investment opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, executive officers or directors. In the event we seek to complete an initial Business Combination with a target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking or accounting firm that is a member of FINRA that such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in the section entitled “Business — Conflicts of Interest,” below, if any of our executive officers becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such Business Combination opportunity to such entity prior to presenting such Business Combination opportunity to us. All of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Status as a Public Company

We believe our structure will make us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available for a Business Combination as of December 31, 2014 in the amount of $482,006,496, assuming no redemptions and after payment of up to $18,309,150 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate an initial Business Combination using cash from the proceeds of our IPO and the sale of the Private Placement Warrants, our capital stock, debt or a combination of these as the consideration to be paid in an initial Business Combination. We may seek to complete an initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If an initial Business Combination is paid for using stock or debt securities, or not all of the funds released from our trust account are used for payment of the consideration in connection with our Business Combination or used for redemptions of purchases of our common stock, we may apply the balance of the cash released to us from our trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing an initial Business Combination, to fund the purchase of other companies or for working capital.

We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business. Accordingly, we are not able to conclusively determine at this time whether we will complete a Business Combination with any of the target companies that we have reviewed or with whose management we have had discussions, or with any other target company, or the likelihood thereof. We anticipate that additional target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus and know what types of businesses we are targeting. Members of our management team, including Mr. Ross, are employed by WL Ross. WL Ross is continuously made aware of potential business opportunities, one or more of which we may desire to pursue, for a Business Combination. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our Sponsor, our officers or directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the closing of an initial Business Combination other than the reimbursement of any out-of-pocket expenses or the repayment of loans that we may receive from time to time to fund our working capital needs.

We may seek to raise additional funds through a private offering of debt or equity securities in order to fund our working capital needs or in connection with the completion of an initial Business Combination, and we may effectuate an initial Business Combination using the proceeds of such offering rather than using the amounts held in our trust account.

Prior to our IPO, we had granted our Sponsor the option to purchase, simultaneously with the consummation of an initial Business Combination, up to an additional 10,000,000 shares of common stock at a price of $10.00 per share. The proceeds of the sale of such shares will not be deposited into our trust account, the shares will not be eligible for redemption from our trust account nor will they be eligible to vote upon the initial Business Combination. Our Sponsor may assign this option to one or more of its affiliated investment funds to satisfy their co-investment rights in an initial Business Combination. Subject to compliance with applicable securities laws, we would complete such financing only simultaneously with the completion of our Business Combination.

In the case of an initial Business Combination funded with assets other than our trust account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by law or applicable stock exchange rules, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with an initial Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise in connection with an initial Business Combination.

Selection of a target business and structuring of an initial Business Combination

The NASDAQ rules require that an initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in our trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with an initial Business Combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from independent investment banking firm that is a member of FINRA, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with an initial Business Combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate an initial Business Combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.

To the extent we effect our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete an initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Lack of business diversification

For an indefinite period of time after the completion of an initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. If we complete our Business Combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after an initial Business Combination, and
•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of an initial Business Combination. Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve an initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”). However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each type of transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for an initial Business Combination if, for example:

•	we issue common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding (other than in a public offering);
•	any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of an initial Business Combination. However, they have no current commitments, plans or intentions to engage in any such transactions and they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act of 1934 (the “Exchange Act”). Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. None of the funds in our trust account will be used to purchase shares in such transactions. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with an initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of our trust account or vote against the Business Combination. Our Sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public stockholders upon completion of an initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of an initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our trust account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in our trust account as of December 31, 2014 is approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor has entered into a letter agreement with us, pursuant to which it has agreed to waive its redemption rights with respect to its Founder Shares and any public shares it may hold in connection with the completion of our Business Combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of an initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirement or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
•	file tender offer documents with the SEC prior to completing an initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our Business Combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act. At this time, no such plan currently exists.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete an initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to an initial Business Combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
•	file proxy materials with the SEC.

In the event that we seek stockholder approval of an initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek stockholder approval, we will complete an initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. In such case, our Sponsor has agreed to vote its Founder Shares and any public shares purchased during or after our IPO in favor of an initial Business Combination. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our Sponsor has entered into a letter agreement with us, pursuant to which it has agreed to waive its redemption rights with respect to its Founder Shares and public shares in connection with the completion of a Business Combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to an initial Business Combination. For example, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of an initial Business Combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of an initial Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares.” We believe this restriction discourages stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with an initial Business Combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their Business Combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial Business Combination, and a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the Business Combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the Business Combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the Business Combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the Business Combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our Business Combination.

If an initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of our trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares. If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until 24 months from the closing of our IPO (June 11, 2016).

Redemption of public shares and liquidation if no initial Business Combination

Our Sponsor, executive officers and directors have agreed, and our amended and restated certificate of incorporation provides, that we will have only 24 months from the closing of our IPO (June 11, 2016) to complete an initial Business Combination. If we are unable to complete our Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our trust account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our Business Combination within the 24-month time period.

Our Sponsor has entered into a letter agreement with us, pursuant to which it has waived its rights to liquidating distributions from our trust account with respect to its Founder Shares if we fail to complete an initial Business Combination within 24 months from the closing of our IPO (June 11, 2016). However, if our Sponsor acquires public shares in or after our IPO, it will be entitled to liquidating distributions from our trust account with respect to such public shares if we fail to complete an initial Business Combination within the allotted 24-month time period.

Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial Business Combination within 24 months from the closing of our IPO (June 11, 2016), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $801,415 of proceeds held outside our trust account, as of December 31, 2014 although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in our trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds from our IPO and issuance of Private Placements, other than the proceeds deposited in our trust account, and without taking into account interest, if any, earned on our trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00 as of December 31 2014. The proceeds deposited in our trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have and will continue to seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in our trust account for the benefit of our public stockholders, there is no guarantee that they have or will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against our trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in our trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in our trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against our trust account for any reason. In order to protect the amounts held in our trust account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in our trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in our trust account as of the date of the liquidation of our trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to our trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that our Sponsor would be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in our trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in our trust account as of the date of the liquidation of our trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from the completion of our IPO (June 11, 2016) may be considered a liquidation distribution under Delaware law. If we comply with certain procedures set forth in Section 280 of the DGCL intended to ensure that we make reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to our stockholders, any liability of our stockholders with respect to a liquidating distribution is limited to the lesser of our stockholders pro rata share of the claim or the amount distributed to our stockholders, and any liability of our stockholders would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from our IPO, is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our Business Combination within 24 months from our IPO, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our trust account, including interest (net of the amount of interest which may be withdrawn to pay taxes and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have and will continue to seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in our trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to our trust account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in our trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in our trust account as of the date of the liquidation of our trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest withdrawn to pay taxes and less any per-share amounts distributed from our trust account to our public stockholders in the event we are unable to complete our Business Combination within 24 months from the completion of our IPO (June 11, 2016) and will not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in our trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete our trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from our trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from our trust account only in the event of the redemption of our public shares if we do not complete our Business Combination within 24 months from the completion of our IPO (June 11, 2016) or if they redeem their respective shares for cash upon the completion of the initial Business Combination. In no other circumstances will a stockholder have any right or interest of any kind to or in our trust account. In the event we seek stockholder approval in connection with an initial Business Combination, a stockholder voting in connection with the Business Combination alone will not result in such stockholder redeeming its shares for an applicable pro rata share of our trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will apply to us until the consummation of an initial Business Combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our Sponsor has agreed to waive any redemption rights with respect to its Founder Shares and public shares in connection with the completion of an initial Business Combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•	prior to the consummation of an initial Business Combination, we shall either (1) seek stockholder approval of an initial Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in our trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in our trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

•	we will consummate an initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination;

•	if an initial Business Combination is not consummated within 24 months from the completion of our IPO, then our existence will terminate and we will distribute all amounts in our trust account; and

•	prior to an initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from our trust account or (ii) vote on any initial Business Combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with an initial Business Combination, our amended and restated certificate of incorporation will provide that we may consummate an initial Business Combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. While we believe there may be numerous potential target businesses that we could acquire, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives many of these competitors an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for an initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

If we succeed in effecting an initial Business Combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to an initial Business Combination, we may not have the resources or ability to compete effectively.

Conflicts of Interest

WL Ross manages several investment vehicles. One of these investment vehicles together with certain affiliates, holds a controlling interest in NBNK Investments PLC, a blank check company publicly traded on the AIM with an aggregate amount of assets of approximately £20 million. NBNK is organized in the United Kingdom and is focused on making an investment in the financial services sector in the United Kingdom. Other funds managed by WL Ross or its affiliates may also compete with us for investment opportunities in such industries and sectors as banking institutions, financial services, metals and mining and transportation. If these funds decide to pursue any such opportunity, we may be precluded from procuring such opportunities. Conversely, WL Ross and certain of its affiliates, including us and our Sponsor, may be precluded from pursuing a Business Combination it would otherwise deem attractive as a result of a non-competition agreement running for a period of approximately two more years not to own or acquire any equity interest in, manage or operate anywhere in the United States, the origination, underwriting and servicing of mortgage loans for multifamily apartment properties, affordable multifamily housing, seniors housing and other multifamily and healthcare properties pursuant to programs administered by government agencies. In addition, investment ideas generated within WL Ross, including by Mr. Ross and other persons who may make decisions for the company, may be suitable for both us and for a current or future WL Ross fund, may participate, and may be directed to such investment vehicle rather than to us. Neither WL Ross nor members of our management team who are also employed by WL Ross have any obligation to present us with any opportunity for a potential Business Combination of which they become aware. WL Ross and/or our management, in their capacities as officers or managing directors of WL Ross or in their other endeavors, may choose to present potential Business Combinations to the related entities described above, current or future WL Ross investment vehicles, or third parties, before they present such opportunities to us.

In addition, our independent directors may have pre-existing duties or obligations that prevent them from presenting otherwise suitable target businesses to us. Our independent directors will be under no obligation to present opportunities of which they become aware to the company, unless such opportunity was expressly offered to the independent director solely in his or her capacity as a director of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in our trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in our trust account as of the date of the liquidation of our trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to our trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy their indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such eventuality. We believe the likelihood of our Sponsor having to indemnify our trust account is limited because we will endeavor to have all vendors, service providers (other than our independent auditors), and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in our trust account.

Employees

We currently have four executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed an initial Business Combination. The amount of time that Mr. Ross or any other members of our management will devote in any time period will vary based on whether a target business has been selected for an initial Business Combination and the current stage of the Business Combination process. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the Business Combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the closing of an initial Business Combination.

Periodic Reporting and Financial Information

Our units, common stock and warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Business Combination. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with or reconciled to United States GAAP or IFRS. A particular target business identified by us as a potential acquisition candidate may not have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2015 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

ITEM 1A.	RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

We are a development stage blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a development stage blank check company with no operating results, and did not commence operations until obtaining funding through our IPO. Because we have no operating history, and have no operating results, you have no basis upon which to evaluate our ability to achieve our business objective of completing an initial Business Combination with one or more target businesses. We have no current plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete an initial Business Combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve an initial Business Combination unless the Business Combination would require stockholder approval under applicable state law or the rules of NASDAQ or if we decide to hold a stockholder vote for business or other reasons. For instance, the NASDAQ rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such Business Combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate an initial Business Combination even if holders of a majority of the outstanding shares of our common stock do not approve of the Business Combination we consummate.

If we seek stockholder approval of an initial Business Combination, our Sponsor has agreed to vote in favor of such initial Business Combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which our Sponsor agree to vote their Founder Shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial Business Combination, our Sponsor has agreed to vote its Founder Shares, as well as any public shares purchased during or after our IPO, in favor of an initial Business Combination. Our Sponsor owned 20.0% of our outstanding shares of common stock immediately following the completion of our IPO. In addition, an affiliate of Invesco Ltd., WL Ross’ ultimate parent purchased 2,500,000 units in our IPO. Accordingly, if we seek stockholder approval of an initial Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if our Sponsor agreed to vote its Founder Shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the Business Combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a Business Combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the Business Combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe an initial Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to an initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for an initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Business Combination agreement requires us to use a portion of the cash in our trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in our trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in our trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that an initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our Business Combination agreement requires us to use a portion of the cash in our trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that an initial Business Combination may not be completed in the required time is increased. If we are not able to complete an initial Business Combination, you would not receive your pro rata portion of our trust account until we liquidate our trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete an initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may decrease our ability to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete an initial Business Combination within 24 months from the closing of our IPO. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete an initial Business Combination with that particular target business, we may be unable to complete an initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into an initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete an initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our Sponsor, executive officers and directors have agreed, and our amended and restated certificate of incorporation provides, that we must complete an initial Business Combination within 24 months from the closing of our IPO (June 11, 2016). We may not be able to find a suitable target business and complete an initial Business Combination within such time period. If we have not completed an initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our trust account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of an initial Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our common stock.

If we seek stockholder approval of an initial Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of an initial Business Combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our Business Combination that may not otherwise have been possible.

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

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with an initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from our trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from our trust account only upon the earlier to occur of: (i) our completion of an initial Business Combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, and (ii) the redemption of our public shares if we are unable to complete an initial Business Combination within 24 months from the closing of our IPO (June 11, 2016), subject to applicable law and as further described herein. In addition, if we are unable to complete an initial Business Combination within 24 months from the closing of our IPO (June 11, 2016) for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of our IPO before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in our trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit stockholders’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to an initial Business Combination. In order to continue listing our securities on NASDAQ prior to an initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, a company must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with an initial Business Combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4 per share and our stockholders’ equity would generally be required to be at least $5 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Because we will have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect stockholders in blank check companies, such as Rule 419. Accordingly, stockholders will not be afforded the benefits or protections of those rules. Among other things, this means our units became immediately tradable and we will have a longer period of time to complete our Business Combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in our trust account to us unless and until the funds in our trust account were released to us in connection with our completion of an initial Business Combination.

If we seek stockholder approval of an initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our common stock, you will lose the ability to redeem all such shares in excess of 15% of our common stock.

If we seek stockholder approval of an initial Business Combination and we do not conduct redemptions in connection with an initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete an initial Business Combination. If we are unable to complete an initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify), and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek stockholder approval of our Business Combination, we make purchases of our common stock, we will potentially reduce the resources available to us for an initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete an initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify (as described below)), and our warrants will expire worthless.

If the net proceeds of our IPO not being held in our trust account are insufficient to allow us to operate for at least 24 months after our IPO, we may be unable to complete an initial Business Combination.

As of December 31, 2014, we have $801,415 available to us outside the trust account to fund our working capital requirements. The funds available to us outside of our trust account may not be sufficient to allow us to operate for at least the 24 months after the completion of our IPO (June 11, 2016) assuming that an initial Business Combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete an initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our IPO not being held in our trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete an initial Business Combination and we will depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our Business Combination.

As of December 31, 2014, we have $801,415 available to us outside our trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside our trust account or from funds released to us upon completion of an initial Business Combination. If we are unable to complete an initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate our trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of an initial Business Combination, we may be required to later take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

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

If third parties bring claims against us, the proceeds held in our trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in our trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in our trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against our trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in our trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in our trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against our trust account for any reason. Upon redemption of our public shares, if we are unable to complete our Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in our trust account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in our trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in our trust account as of the date of the liquidation of our trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to our trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy their indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such eventuality.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in our trust account available for distribution to our public stockholders.

In the event that the proceeds in our trust account are reduced below the lesser of (i) $10.00 per share or (ii) other than due to the failure to obtain such waiver such lesser amount per share held in our trust account as of the date of the liquidation of our trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in our trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in our trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in our trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from our trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in our trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in our trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in our trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete our trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in our trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a Business Combination. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete an initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify), and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws, regulations and rules, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and NASDAQ. In particular, we are required to comply with certain SEC, NASDAQ and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete an initial Business Combination within 24 months from the closing of the completion of our IPO (June 11, 2016) may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our IPO in the event we do not complete our Business Combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete an initial Business Combination within 24 months from the closing of our IPO is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

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

We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than fifteen (15) business days after the closing of an initial Business Combination, to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we would be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

The grant of registration rights to our Sponsor and holders of our Private Placement Warrants may make it more difficult to complete an initial Business Combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement that was entered into concurrently with the issuance and sale of the securities in our IPO, our Sponsor and its permitted transferees can demand that we register the Founder Shares and privately placed shares of common stock, if any, and holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of common stock issuable upon exercise of the Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make an initial Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our Sponsor, holders of our Private Placement Warrants or their respective permitted transferees are registered.

Because we are not limited to a particular industry or any specific target businesses with which to pursue an initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete a Business Combination with an operating company that has experienced financial difficulties or has been perceived to have limited growth prospects, but may also pursue acquisition opportunities with other characteristics, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our Business Combination with another blank check company or similar company with nominal operations. Because we have not executed or consummated any definitive agreements with any identified business combination target, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to stockholders than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

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

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into an initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into an initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into an initial Business Combination will not have all of these positive attributes. If we complete an initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of an initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete an initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We may seek investment opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete an initial Business Combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking or accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to an initial Business Combination.

We may issue additional common or preferred shares to complete an initial Business Combination or under an employee incentive plan after completion of an initial Business Combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 137,468,750 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants. We may issue a substantial number of additional shares of common or preferred stock to complete an initial Business Combination or under an employee incentive plan after completion of an initial Business Combination, however our amended and restated certificate of incorporation provides, among other things, that prior to an initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from our trust account or (ii) vote on any initial Business Combination. The issuance of additional shares of common or preferred stock:

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete an initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete an initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete an initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify), and our warrants will expire worthless.

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

Our ability to successfully effect an initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following an initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

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

Our key personnel may be able to remain with the company after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of an initial Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect an initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting an initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of an initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of an initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following an initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete an initial Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, our executive officers and directors are employed by WL Ross, which is the investment manager to various private investment funds which make investments in securities or other interests of or relating to companies experiencing financial distress, including companies in bankruptcy or reorganization proceedings and companies in distressed industries. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete an initial Business Combination.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate an initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business. Moreover, certain of our executive officers and directors have time and attention requirements for private investment funds of which WL Ross is the investment manager.

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

Since our Sponsor, executive officers and directors will lose their entire investment in us if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for an initial Business Combination.

On March 24, 2014, our Sponsor purchased an aggregate of 14,375,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Immediately prior to the pricing of our IPO, on June 5, 2014, our Sponsor forfeited 1,868,750 Founder Shares so that the remaining Founder Shares represent 20.0% of the outstanding shares upon completion of our IPO. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, also simultaneously with the commencement of our IPO on June 5, 2014, our Sponsor purchased an aggregate of 22,400,000 Private Placement Warrants, each exercisable for one-half of one share of our common stock at $5.75 per half share, for a purchase price of $11,200,000, or $0.50 per warrant, that will also be worthless if we do not complete a Business Combination.

The Founder Shares are identical to the shares of common stock included in the units sold in our IPO. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed Business Combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial Business Combination.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination.

Since our Sponsor, executive officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for an initial Business Combination.

At the closing of an initial Business Combination, our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our Sponsor, executive officers and directors may influence their motivation in identifying and selecting a target Business Combination and completing an initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we currently have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in our trust account. As such, no issuance of debt will affect the per-share amount available for redemption from our trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may only be able to complete one Business Combination with the proceeds of our IPO and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our IPO and the sale of Private Placement Warrants provided us with approximately $482,006,496 that we may use to complete our Business Combination (excluding up to approximately $18,309,150 of deferred underwriting commissions being held in our trust account).

We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing an initial Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete an initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete an initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate an initial Business Combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after an initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to an initial Business Combination. As a result, we may be able to complete our Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of an initial Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

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

In order to effectuate their initial Business Combinations, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete an initial Business Combination that our stockholders may not support.

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate an initial Business Combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of our IPO and the sale of Private Placement Warrants into our trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our Sponsor, who owned 20.0% of our common stock upon the closing of our IPO, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner it chooses. This influence would increase to the extent our Sponsor exercises its option to invest up to an additional $100,000,000 to purchase shares. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial Business Combination within 24 months from the closing of our IPO (June 11, 2016), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our trust account, including interest (net of the interest which may be withdrawn to pay taxes) divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our Sponsor, executive officers and directors filed as exhibits to this Form 10-K. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers and directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete an initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe that the net proceeds of our IPO and the sale of the Private Placement Warrants will be sufficient to allow us to complete an initial Business Combination, because we have not executed or consummated any definitive agreements with any identified business combination target we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of an initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with an initial Business Combination or the terms of negotiated transactions to purchase shares in connection with an initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete an initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Business Combination. If we are unable to complete an initial Business Combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify), and our warrants will expire worthless.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Since the closing of our IPO, our Sponsor has owned 20.0% of our issued and outstanding shares of common stock. In addition, an affiliate of Invesco Ltd., WL Ross’ ultimate parent had purchased 2,500,000 units in our IPO. Accordingly, it may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our Sponsor purchases any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase its control. We have granted our Sponsor the option to purchase, simultaneously with the consummation of an initial Business Combination, up to an additional 10,000,000 shares of common stock at a price of $10.00 per share. The proceeds of the sale of such shares will not be deposited into our trust account, the shares will not be eligible for redemption from our trust account nor will they be eligible to vote upon the initial Business Combination. Our Sponsor may assign this option to one or more of its affiliated investment funds to satisfy their co-investment rights in an initial Business Combination.

In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, not all members of the board of directors will be considered for election and our Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our Sponsor will continue to exert control at least until the completion of our Business Combination.

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

We issued warrants to purchase 25,012,500 shares of common stock as part of our IPO and simultaneously with the commencement of our IPO on June 5, 2014, we issued an aggregate of 22,400,000 Private Placement Warrants to our Sponsor, each exercisable to purchase one-half of one share of common stock at $5.75 per half share. In addition, prior to consummating an initial Business Combination, nothing prevents us from issuing additional securities in a private placement so long as they do not participate in any manner in the trust account or vote as a class with the Common Stock on a Business Combination. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the units in our IPO except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of an initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

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

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete an initial Business Combination within the prescribed time frame.

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

If we effect an initial Business Combination with a company located in the United States but with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect an initial Business Combination with a company located in the United States but with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

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

ITEM 2.	PROPERTIES

We currently maintain our principal executive offices at 1166 Avenue of the Americas, New York, New York 10036. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our Sponsor for certain office space, utilities, and general office, receptionist and secretarial support. We believe, based on fees for similar services in the New York metropolitan area, that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Subsequent to the annual period covered by this report, on March 26, 2015, our Sponsor agreed to waive our $10,000 per month payment obligations for the period beginning on January 1, 2015 and ending on December 31, 2015.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers and directors in their corporate capacity.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our units, each of which consist of one share of our common stock, par value $0.0001 per share, and one warrant to purchase one-half of one share of our common stock, began trading on NASDAQ under the symbol “WLRHU” on June 6, 2014. On August 4, 2014, we announced that holders of our units could elect to separately trade the common stock and the warrants included in the units, or to continue to trade the units without separating them. On August 5, 2014, the common stock and warrants began trading on Nasdaq under the symbols “WLRH” and “WLRHW”, respectively. Each warrant entitles the holder to purchase one-half of one share of our common stock at a price of $5.75 per half share, subject to adjustments as described in our final prospectus filed with the SEC on June 5, 2014. Warrants may only be exercised for a whole number of shares of common stock and will become exercisable 30 days after the completion of an initial Business Combination. Our warrants will expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation as described in our prospectus.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per unit as reported on the NASDAQ for the period from June 6, 2014 (the first day on which our units began trading) through December 31, 2014, and our common stock and warrants for the period from August 5, 2014 (the first day on which our common stock and warrants began trading) through December 31, 2014.

	Units (WLRHU)		Common Stock (WLRH)		Warrants (WLRHW)
Fiscal 2013:	High	Low	High	Low	High	Low
Quarter ended 6/30/2014 (1)	$10.50	$10.06	N/A	N/A	N/A	N/A
Quarter ended 9/30/2014 (2)	$10.99	$10.20	$11.65	$9.60	$7.00	$0.56
Quarter ended 12/31/2014	$12.13	$10.40	$11.02	$9.17	$1.40	$0.62

(1) Beginning on June 6, 2014 with respect to WLRHU.

(2) Beginning on August 5, 2014 with respect to WLRH and WLRHW.

(b) Holders

On March 25, 2015, there was 1 record holder and approximately 1,203 beneficial holders of our units, 2 record holders and approximately 419 beneficial holders of our separately traded common stock, and 2 record holders and approximately 183 beneficial holders of our separately traded warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial Business Combination. The payment of any cash dividends subsequent to an initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

The graph below compares the cumulative total return for our units from June 6, 2014, the date our units first became tradable, through December 31, 2014 with the comparable cumulative return of three indices: the S&P 500 Index, the Dow Jones Industrial Average Index and NASDAQ. The graph assumes $100 invested on June 6, 2014 in our units and $100 invested at that same time in each of the three listed indices.

WL Ross Holding Corp. vs. S&P 500, DJIA & NASDAQ

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On March 24, 2014, our Sponsor purchased an aggregate of 14,375,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Immediately prior to the pricing of our IPO, on June 5, 2014, our Sponsor forfeited 1,868,750 Founder Shares so that the remaining Founder Shares represented 20.0% of the outstanding shares upon completion of our IPO.

On June 5, 2014, simultaneously with the commencement of our IPO, we consummated a sale of 22,400,000 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, generating total proceeds of $11,200,000. The Private Placement Warrants, which were purchased by our Sponsor, are substantially similar to the warrants underlying the units issued in our IPO, except that if held by the original holder or their permitted assign, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of our Business Combination. If the Private Placement Warrants are held by holders other than its initial holders, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Warrants.

On March 26, 2015, we issued a convertible promissory note (the “Convertible Note”) to the Sponsor that provides for the Sponsor to loan the Company up to $300,000 for ongoing expenses. The Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of the Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of the Company’s common stock at a conversion price of $0.60 per warrant. Each warrant will entitle the Sponsor to purchase one-half of one share of the Company’s common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to the Sponsor.

The sale of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On June 5, 2014, our registration statement on Form S-1 (File No. 333-195854) was declared effective by the Securities and Exchange Commission for our IPO pursuant to which we sold an aggregate 50,025,000 units at an offering price to the public of $10.00 per unit for an aggregate offering price of $500,250,000, with each unit consisting of one share of common stock and one Warrant. Each Warrant entitles the holder thereof to purchase one-half of one share of our common stock at a price of $5.75 per half share. Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as book runners (the “Underwriters”). Our IPO did not terminate before all of the securities registered in the registration statement were sold. On June 11, 2014, we closed the sale of such units, resulting in net proceeds to us of $500,250,000.

We paid a total of approximately $9,204,600 in underwriting discounts and commissions and approximately $960,000 for other costs and expenses related to our IPO. In addition, the Underwriters agreed to defer approximately $18,309,150 in underwriting discounts and commissions, which amount will be payable upon consummation of our Business Combination, if consummated. We also repaid the $350,000 in loans made to us by our Sponsor to cover expenses related to the IPO. As of December 31, 2014, we accrued $68,000 payable to an affiliate of our Sponsor pursuant to the terms of our Administrative Services Agreement. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission on June 5, 2014.

Net proceeds of $500,250,000 from our IPO and simultaneous sale of the Private Placement Warrants including $18,309,150 of deferred underwriting commissions are being held in a trust account (“Trust Account”) in the United States maintained by Continental Stock Transfer & Trust Company, acting as trustee, invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (e)(2), (e)(3) and (e)(4) of Rule 2a 7 of the 1940 Act, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

The amount of proceeds not deposited in the Trust Account was $1,095,400. In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its franchise and income tax obligations.

Our Sponsor, executive officers and directors have agreed, and our amended and restated certificate of incorporation provides, that we will have only 24 months from the completion of our IPO (June 11, 2016) to complete an initial Business Combination. If we are unable to complete our Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

As of December 31, 2014, after giving effect to our IPO and our operations subsequent thereto, approximately $500,315,646 was held in the Trust Account and we had approximately $801,415 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes the relevant financial data for our business and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K.

Income Statement Data

For the Period March 24, 2014 (Inception) through December 31, 2014
Loss from operations	$(1,102,732)
Interest income	65,646
Loss before provision for taxes	(1,037,086)
Provision for income taxes	—
Net loss	$(1,037,086)
Per Share Data:
Net loss per common share – basic and diluted	$(.07)
Weighted average number of common shares outstanding – basic and diluted	14,619,097

Balance Sheet Data

As of December 31, 2014
Working capital(1)	$481,964,164
Total assets(2)	$501,269,689
Total liabilities	$19,305,525
Value of common stock that may be redeemed in connection with an initial Business Combination ($10.00 per share)	$476,964,160
Stockholders’ equity(3)	$5,000,004

(1)	Includes $500,315,646 held in trust from the proceeds of our IPO and the sale of the private placement warrants, plus $801,415 in cash held outside of our trust account, plus $152,628 of other assets, less $996,375 of current liabilities, less $18,309,150 of deferred offering costs.
(2)	Includes $500,315,646 held in trust from the proceeds of our IPO and the sale of the private placement warrants, plus $801,415 in cash held outside of our trust account, plus $152,628 of other assets as of December 31, 2014.
(3)	Excludes 47,696,416 shares of our common stock purchased in the public market, which are subject to redemption in connection with an initial Business Combination (approximately $10.00 per share).

As of December 31, 2014 the total assets amount includes approximately $500,315,646 being held in the Trust Account, $482,006,496 of which is available to us for the purposes of consummating a Business Combination within the time period described in this Annual Report, with $18,309,150 in deferred underwriting fees payable upon consummation of a Business Combination and the remaining $801,415 being available to us for general working capital purposes. If a Business Combination is not so consummated, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to our public stockholders.

If we seek stockholder approval of any Business Combination, we will offer holders of our Public Shares the right to have his, her or its Public Shares converted to cash (subject to the limitations described elsewhere in this Annual Report) regardless of whether such stockholder votes for or against such proposed Business Combination. We will close an initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such closing and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. Accordingly, public stockholders owning 47,696,416 shares sold in the IPO may exercise their conversion rights at an initial per share conversion price of $10.00 (not taking into account taxes that may be due or interest earned on the Trust Account) and we could still close a proposed Business Combination so long as a majority of shares voted at the meeting are voted in favor of the proposed Business Combination. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 20% of the Public Shares. Generally, in this context, a stockholder will be deemed to be acting in concert or as a group with another stockholder when such stockholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-K.

This Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

We have based the forward-looking statements included in this annual report on Form 10-K on the beliefs and assumptions of management and information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

We are a blank check company incorporated on March 24, 2014 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (“Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of a public offering (our “IPO”) and the sale of the Private Placement Warrants that occurred simultaneously with the completion of our IPO (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

As indicated in the accompanying financial statements, at December 31, 2014, we had approximately $801,415 in cash and deferred offering costs of $18,309,150. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial Business Combination will be successful.

Results of Operations

For the period from March 24, 2014 (inception) to December 31, 2014, we had a net loss of $1,037,086. The Company’s entire activity from March 24, 2014 through December 31, 2014 was in preparation for our IPO, which was consummated on June 11, 2014 and the identification of a target company for an initial Business Combination. Subsequent to December 31, 2014, our activities mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by June 11, 2016.

Liquidity and Capital Resources

Prior to the Company’s IPO, on March 24, 2014, our Sponsor purchased an aggregate of 14,375,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Immediately prior to the pricing of our IPO, on June 5, 2014, our Sponsor forfeited 1,868,750 Founder Shares so that the remaining Founder Shares represented 20.0% of the outstanding shares upon completion of our IPO. On June 11, 2014, we consummated the Company’s IPO of 50,025,000 units (which includes the full exercise of the underwriters’ over-allotment option) at a price of $10.00 per unit generating gross proceeds of $500,250,000 before underwriting discounts and expenses. Simultaneously with the commencement of our IPO, on June 5, 2014, we consummated the private sale of an aggregate of 22,400,000 Private Placement Warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share, to our Sponsor, at a price of $0.50 per Private Placement Warrant, generating proceeds, before expenses, of $11,200,000. We received net proceeds from our IPO and the sale of the Private Placement Warrants of approximately $501,345,400, net of the non-deferred portion of the underwriting commissions of $9,204,600 and offering costs and other expenses of approximately $900,000. The amount of proceeds not deposited in the Trust Account (defined below) was $1,095,400 at closing of our IPO. In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its franchise and income tax obligations. For a description of the proceeds generated in the Company’s IPO and a discussion of the use of such proceeds, we refer you to Note 3 of the financial statements included in Item 8 of this Report.

As of December 31, 2014, investment securities in our trust account consisted of $500,151,393 invested in U.S. government treasury bills with a maturity of 169 days or less and $164,253 held in cash.

As of December 31, 2014, we had cash held outside of our trust accounts, of $801,415, which is available to fund our working capital requirements.

We intend to use substantially all of the funds held in our trust account, including interest (which interest shall be net of taxes payable) to consummate our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our Business Combination, the remaining proceeds held in our trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

Subsequent to the annual period covered by this report, on March 26, 2015, we issued a convertible promissory note (the “Convertible Note”) to our Sponsor that provides for our Sponsor to loan us up to $300,000 for ongoing expenses. The Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of our Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of our common stock at a conversion price of $0.60 per warrant. Each warrant will entitle our Sponsor to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to our Sponsor.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to pay an affiliate of our Sponsor a monthly fee of $10,000. This amount covers secretarial and administrative services provided to members of the Company’s management team by our Sponsor, members of our Sponsor, and the Company’s management team or their affiliates. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying this monthly fee.

Subsequent to the annual period covered by this report, on March 26, 2015, our Sponsor agreed to waive our $10,000 per month payment obligations for the period beginning on January 1, 2015 and ending on December 31, 2015.

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

Offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our IPO and were charged to stockholders’ equity upon the completion of our IPO. Accordingly, at December 31, 2014, offering costs totaling approximately $28,473,750 (including $27,513,750 in underwriters’ fees) have been charged to stockholders’ equity.

Redeemable Common Stock

All of the 50,025,000 common shares sold as part of the units in our IPO contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against accumulated deficit.

Accordingly, at December 31, 2014, 47,696,416 of the 50,025,000 Public Shares were classified outside of permanent equity at its redemption value.

Loss per share of Common Stock

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

In August 2014, FASB issued ASU No. 2015-14, “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, “which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter. Early application is permitted. The Company is currently evaluating the adoption of this ASU and its impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISKS

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. To date, our efforts have been limited to organizational activities and activities relating to our IPO and the identification of a target business. As of December 31, 2014, approximately $482,006,496 (excluding approximately $18,309,150 of deferred underwriting discounts) was held in trust for the purposes of consummating a Business Combination. The proceeds held in trust (including the deferred underwriting discounts) consist of $500,151,393 invested in U.S. government treasury bills with a maturity of 169 days or less and $164,253 held in cash. We have neither engaged in any operations nor generated any revenues. As the proceeds from our IPO held in trust have been invested in short term investments, we are subject to market risk primarily through the effect of changes in interest rates on government securities. However, due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. As of December 31, 2014, the effective annualized interest rate payable on our investments was approximately 0.03%.

We have not engaged in any hedging activities since our inception on March 24, 2014. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data (unaudited)

The following table presents selected unaudited quarterly financial data of the Company for the period from March 24, 2014 (inception) to December 31, 2014.

	2014
					Year Ended
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	December 31, 2014

Operating Expenses:
Professional fees and other expenses	$(10,000)	$(49,727)	$(591,147)	$(312,304)	$(963,178)
State franchise taxes, other than income tax	-	(48,330)	(45,370)	(45,854)	(139,554)
Loss from operations	(10,000)	(98,057)	(636,517)	(358,158)	(1,102,732)
Other Income:
Interest income - T-Bills	-	-	26,830	38,816	65,646
Net Income (Loss)	$(10,000)	$(98,057)	$(609,687)	$(319,342)	$(1,037,086)
Income (Loss) per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.04)	$(0.02)	$(0.07)
Weighted Average shares outstanding:
Basic and diluted	14,375,000	14,332,023	14,742,594	14,803,247	14,619,097

Balance Sheet Data (at period end)
Cash	$125,000	$1,327,234	$1,303,519	$801,415	$801,415
Investments and cash held in trust account	-	500,250,000	500,276,830	500,315,646	500,315,646
Total Assets	175,000	501,789,464	501,762,778	501,269,689	501,269,689
Deferred Underwriting Fee	-	18,309,150	18,309,150	18,309,150	18,309,150
Total Liabilities	160,000	18,896,271	19,479,272	19,305,525	19,305,525

Common stock subject to possible redemption	-	477,893,190	477,283,500	476,964,160	476,964,160
Total stockholders' equity	$15,000	$5,000,003	$5,000,006	$5,000,004	$5,000,004

The Board of Directors and Stockholders

WL Ross Holding Corp.:

We have audited the accompanying balance sheet of WL Ross Holding Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2014, and the related statements of operations, stockholders’ equity and cash flows for the period from March 24, 2014 (inception) to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WL Ross Holding Corp. (a corporation in the development stage) as of December 31, 2014, and the results of its operations and its cash flows for the period from March 24, 2014 (inception) to December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

March 31, 2015

WL ROSS HOLDING CORP.

(a corporation in the development stage)

BALANCE SHEET

December 31, 2014

ASSETS:
Current assets:
Cash	$801,415
Prepaid expenses	152,628
Total current assets	954,043
Noncurrent assets:
Investments and cash held in trust account	500,315,646

Total assets	$501,269,689

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
State franchise tax accrual	$139,554
Accrued expenses	856,821
Total current liabilities	996,375

Other liabilities:
Deferred underwriting compensation	18,309,150

Total liabilities	19,305,525

Common stock subject to possible redemption; 47,696,416
(at redemption value of $10.00 per share)	476,964,160

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 14,834,834 shares issued
and outstanding (excluding 47,696,416 subject to possible redemption)	1,483
Additional paid-in-capital	6,035,607
Deficit accumulated during the development stage	(1,037,086)
Total stockholders' equity	5,000,004
Total liabilities and stockholders' equity	$501,269,689

See accompanying notes to financial statements.

WL ROSS HOLDING CORP.

(a corporation in the development stage)

STATEMENT OF OPERATIONS

For the Period from March 24, 2014 (inception) to December 31, 2014

Revenue	$-
Professional fees and other expenses	(963,178)
State franchise taxes, other than income tax	(139,554)
Loss from operations	(1,102,732)
Other income - Interest income	65,646
Net loss attributable to common shares	$(1,037,086)

Weighted average common shares outstanding, basic and
diluted (excluding shares subject to possible redemption)	14,619,097

Net loss per common share:
Basic and diluted	$(0.07)

See accompanying notes to financial statements.

WL ROSS HOLDING CORP.

(a corporation in the development stage)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period from March 24, 2014 (inception) to December 31, 2014

				Deficit
				Accumulated
	Common Stock		Additional	During the
			Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Sale of common stock to Sponsor on March 24, 2014 at $0.002 per share	14,375,000	$1,437	$23,563	$-	$25,000

Forfeiture of common stock by Sponsor on June 5, 2014	(1,868,750)	(187)	187	-	-

Sale of common stock on June 5, 2014 at $10.00 per share	50,025,000	5,003	500,244,997	-	500,250,000

Sale of 22,400,000 of Private Placement Warrants on June 5, 2014 at $0.50 per warrant	-	-	11,200,000	-	11,200,000

Underwriters compensation and offering expenses	-	-	(28,473,750)	-	(28,473,750)

Common stock subject to possible redemption; 47,800,124 (at redemption value of $10.00 per share)	(47,800,124)	(4,780)	(477,996,460)	-	(478,001,240)
					-
Change in proceeds subject to possible redemption to 47,696,416 shares at redemption value	103,708	10	1,037,070	-	1,037,080

Net loss attributable to common shares	-	-	-	(1,037,086)	(1,037,086)

Balances, December 31, 2014	14,834,834	$1,483	$6,035,607	$(1,037,086)	$5,000,004

See accompanying notes to financial statements.

WL ROSS HOLDING CORP.

(a corporation in the development stage)

STATEMENT OF CASH FLOWS

For the Period from March 24, 2014 (inception) to December 31, 2014
Cash flows from operating activities:
Net loss	$(1,037,086)
Adjustments to reconcile net loss to net cash used in operations:
Increase in prepaid expenses	(152,628)
Increase in accrued state franchise tax	139,554
Increase in accrued expenses	856,821
Amortization of original issue discounts	(14,376)
Interest on investments	(51,270)
Net cash used by operating activities	(258,985)

Cash flows from investing activities:
Proceeds deposited into trust account for investments	(500,250,000)
Net cash used by investing activities	(500,250,000)

Cash flows from financing activities:
Proceeds from sale of common stock to Sponsor	25,000
Proceeds from sale of common stock through public offering	500,250,000
Proceeds from sponsor to purchase private placement warrants	11,200,000
Proceeds from note payable - related party	350,000
Payment of underwriting discounts	(9,204,600)
Payment of accrued formation and offering costs	(960,000)
Payment of note payable - related party	(350,000)
Net cash provided by financing activities	501,310,400
Increase in cash	801,415
Cash at beginning the period	-
Cash at end of the period	$801,415

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$18,309,150

See accompanying notes to financial statements.

WL ROSS HOLDING CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2014, the Company had not commenced any operations. All activity for the period from March 24, 2014 (inception) through December 31, 2014 relates to the Company’s formation, initial public offering (“Public Offering”) described below and efforts directed toward locating a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

Financing

The Company intends to finance a Business Combination with the proceeds from a $500,250,000 Public Offering (Note 3) and a $11, 200,000 private placement (Note 4).

Upon the closing of the Public Offering and the private placement, $500,250,000 was placed in a trust account with the Continental Stock Transfer & Trust Company (the “Trust Account”) acting as Trustee.

Trust Account

The Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. As of December 31, 2014 the Trust Account consisted of U.S. government treasury bills and cash.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, public stockholders will have the opportunity to have public shares redeemed or repurchased an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination or commencement of the tender offer, respectively, including interest but less taxes payable. As a result, such shares have been classified as common stock subject to possible redemption, in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

The Company will only have 24 months from the closing date of the Public Offering (June 11, 2016) to complete its Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. Our Sponsor has entered into letter agreements with the Company, pursuant to which it has waived its rights to participate in any redemption with respect to its initial shares; however, if our Sponsor or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2014 and the results of operations and cash flows for the period from March 24, 2014 (inception) to December 31, 2014. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on June 5, 2014.

Development Stage Company

The Company complies with the reporting requirements of ASC 915, “Development Stage Entities.” At December 31, 2014, the Company has not commenced any operations nor generated revenue. All activity through December 31, 2014 relates to the Company formation and the Public Offering. Following the Public Offering, the Company will not generate any operating revenues until after the completion of a Business Combination, at earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the Public Offering.

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at December 31, 2014, offering costs totaling approximately $28,473,750 (including $27,513,750 in underwriters’ fees) have been charged to stockholders’ equity.

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

Accordingly, at December 31, 2014, 47,696,416 of the 50,025,000 Public Shares were classified outside of permanent equity at its redemption value.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In August 2014, FASB issued ASU No. 2015-14, “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter. Early application is permitted. The Company is currently evaluating the adoption of this ASU and its impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3.	Public Offering

Public Units

On June 11, 2014, the Company sold 50,025,000 at a price of $10.00 per unit (the “Public Units”) in the Public Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value per share and one redeemable common stock purchase warrant (the “Warrants”).

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

Founder Shares

In March 2014, our Sponsor purchased 14,375,000 shares of common stock (the “Founder Shares”) for $25,000, or approximately $0.002 per share. The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. Immediately prior to the Public Offering, our Sponsor forfeited 1,868,750 Founder Shares so that the remaining founder shares represent 20.0% of the outstanding shares upon the completion of the Public Offering.

Our Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier of (A) one year after the completion of the Business Combination, or earlier if, subsequent to the Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).

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

Prior to our IPO, we had granted our Sponsor the option to purchase, simultaneously with the consummation of an initial Business Combination, up to an additional 10,000,000 shares of common stock at a price of $10.00 per share.

Private Placement Warrants

Our Sponsor has purchased from the Company an aggregate of 22,400,000 warrants at a price of $0.50 per warrant (a purchase price of $11,200,000) in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one-half of one share of common stock at $5.75 per share. The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Business Combination.

The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination and they will be non-redeemable so long as they are held by our Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants included in the units being sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants sold as part of the units in the Public Offering and have no net cash settlement provisions.

If the Company does not complete a Business Combination, then the Private Placement Warrants proceeds will be part of the liquidation distribution to the public stockholders and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of the Founder Shares and Private Placement Warrants hold registration rights to require us to register the sale of any of the securities held by them pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. We will bear the costs and expenses of filing any such registration statements.

Related Party Notes

Our Sponsor loaned us $350,000 in the aggregate by the issuance of unsecured promissory notes (the “Notes”) for $350,000 to cover expenses related to the Public Offering. These Notes were non-interest bearing and payable on the earlier of March 31, 2015 or the completion of the Public Offering. The Notes were repaid in full on June 12, 2014.

Subsequent to the annual period covered by this report, on March 26, 2015, we issued a convertible promissory note (the “Convertible Note”) to our Sponsor that provides for our Sponsor to loan us up to $300,000 for ongoing expenses. The Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of our Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of our common stock at a conversion price of $0.60 per warrant. Each warrant will entitle our Sponsor to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to our Sponsor.

Administrative Services Agreement

We have agreed to pay $10,000 a month for office space, administrative services and secretarial support to WL Ross & Co. LLC, an affiliate of our Sponsor. Upon the completion of the Business Combination or the liquidation of the Company, we will cease paying these monthly fees.

Subsequent to the annual period covered by this report, on March 26, 2015, our Sponsor agreed to waive our $10,000 per month payment obligations for the period beginning on January 1, 2015 and ending on December 31, 2015.

5.	Deferred Underwriting Compensation

We are committed to pay the Deferred Discount totaling $18,309,150 or 3.66% of the gross offering proceeds of the Public Offering, to the underwriters upon our consummation of a Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriters if there is no Business Combination.

6.	Income Taxes

Components of our deferred tax asset at December 31, 2014 are as follows:

Net operating loss	319,041
Valuation allowance	(319,041)
-

The Company established a valuation allowance of approximately $319,000 as of December 31, 2014, which fully offsets the deferred tax asset of approximately $319,000. The deferred tax asset results from applying an effective combined federal and state tax rate of 35% to net operating loss of approximately $912,000. The Company’s net operating losses will expire beginning 2034.

7.	Investments and cash held in Trust

As of December 31, 2014, investment securities in the Company’s Trust Account consist of $500,151,393 in United States Treasury Bills and $164,253 in cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at December 31, 2014 are as follows:

	Carrying Amount	Gross Unrealized Holding Gains	Fair Value
Held-to-maturity:
U.S. Treasury Securities (Maturity dates range from 4/16/15 to 6/18/15)	$500,151,393	$20,622	$500,172,015

8.	Fair Value Measurement

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	12/31/2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments and cash held in Trust Account	$500,336,268	$500,336,268	$-	$-

9.	Stockholders’ Equity

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2014, there were 62,531,250 shares of common stock outstanding, including 47,696,416 shares subject to possible redemption.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2014, there were no shares of preferred stock issued and outstanding.

10.	Subsequent Event

Subsequent to the annual period covered by this report, on March 26, 2015, we issued a convertible promissory note (the “Convertible Note”) to our Sponsor that provides for our Sponsor to loan us up to $300,000 for ongoing expenses. The Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of our Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of our common stock at a conversion price of $0.60 per warrant. Each warrant will entitle our Sponsor to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to our Sponsor.

Subsequent to the annual period covered by this report, on March 26, 2015, our Sponsor agreed to waive our $10,000 per month payment obligations for the period beginning on January 1, 2015 and ending on December 31, 2015.

Other than the foregoing, management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no items which require adjustments or disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 26, 2015, we issued a convertible promissory note to our Sponsor that provides for our Sponsor to loan us up to $300,000 for ongoing expenses. The convertible promissory note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of our Sponsor, any amounts outstanding under the convertible promissory note may be converted into warrants to purchase shares of our common stock at a conversion price of $0.60 per warrant. Each warrant will entitle our Sponsor to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to our Sponsor. The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Convertible Promissory Note, dated March 26, 2015, issued to WL Ross Sponsor LLC, which is filed as Exhibit 10.18 hereto and incorporated by reference herein.

Also on March 26, 2015, our Sponsor agreed to waive our $10,000 per month payment obligations due under the administrative services agreement for the period beginning on January 1, 2015 and ending on December 31, 2015.  The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Waiver Letter to the Administrative Services Agreement, dated March 26, 2015, between the Company and WL Ross Sponsor LLC, which is filed as Exhibit 10.20 hereto and incorporated by reference herein.

On March 30, 2015, we entered into a letter agreement with Robert S. Miller which contains certain rights and obligations with respect of us, including, but not limited to, certain voting obligations and transfer restrictions in respect of our capital stock that may be owned by Mr. Miller, and restrictions on Mr. Miller's involvement with other blank check companies. Each of our other directors and executive officers had previously executed a substantially similar letter agreement prior to our IPO. The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Letter Agreement, dated March 30, 2015, between the Company and Robert S. Miller, which is filed as Exhibit 10.19 hereto and incorporated by reference herein.

Also on March 30, 2015, we entered into an indemnity agreement with Mr. Miller.  Each of our other directors had previously executed a substantially similar agreement at the time of our IPO. The indemnity agreement provides Mr. Miller, as a director of the Company, with contractual indemnification in addition to the indemnifications provided for in our amended and restated certificate of incorporation. The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Indemnity Agreement, dated March 30, 2015, between the Company and Robert S. Miller, which is filed as Exhibit 10.15 hereto and incorporated by reference herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position

Wilbur L. Ross, Jr.	77	Chairman and Chief Executive Officer

Lord William Astor	63	Director

Stephen J. Toy	42	Director and President

Thomas E. Zacharias	61	Director

Michael J. Gibbons	44	Chief Financial Officer and Secretary

Wendy L. Teramoto	40	Senior Vice President

Robert S. Miller	73	Director

Wilbur L. Ross, Jr. has been the Chairman of the board of directors and the Chief Executive Officer since March 2014. Mr. Ross is the Founder, Chairman and Chief Strategy Officer of WL Ross & Co. LLC, a private equity firm. Mr. Ross was also formerly the Chief Executive Officer of WL Ross prior to stepping down from this role on April 30, 2014 to become its Chief Strategy Officer. Mr. Ross is currently a member of the board of directors of Arcelor Mittal, the world’s largest steel and mining company; EXCO Resources, Inc., a natural gas and oil exploration company; DSS Holdings LP, a shipping transportation company, Sun Bancorp, a bank holding company and Ohizumi Mfg. Co., Ltd., and Vice Chairman of Bank of Cyprus Public Co Ltd., a banking and financial institution headquartered in Cyprus. Mr. Ross formerly served as a member of the board of directors of Navigator Holdings Ltd., a provider of international seaborne transportation services, until November 2014; NBNK Investments PLC, a financial services special purpose acquisition company, until November 2014; Ocwen Financial Corporation, a residential and commercial loan servicing company, until November 2014; Talmer Bancorp, a bank holding company, until November 2014; International Automotive Components Group, Inc., an auto parts supplier company, until November 2014; International Textile Group, Inc., a global, diversified textile provider, until November 2014; Assured Guaranty Ltd., a holding company that provides credit protection products to the United States and international public finance, infrastructure and structured finance markets, until November 2014; The Governor and Company of the Bank of Ireland, a commercial bank operation in Ireland, until June 2014, BankUnited, Inc., a savings and loan holding company, until March 2014; Plascar Participacoes SA, a manufacturer of automotive interiors, until January 2014; Air Lease Corporation, an aircraft leasing company from 2010 to December, 2013; The Greenbrier Companies, a supplier of transportation equipment and services to the railroad industry from June 2009 until January 2013; International Coal Group from April 2005 to June 2011, and Montpelier Re Holdings Ltd., a reinsurance company, from 2006 to March 2010. Mr. Ross was Executive Managing Director of Rothschild Inc. for 24 years before acquiring that firm's private equity partnerships in 2000. Mr. Ross is a graduate of Yale University and of Harvard Business School. Through the course of Mr. Ross' career, he has served as a principal financial adviser to, investor in, and director of various companies across the globe operating in diverse industries, and he has assisted in restructuring more than $200 billion of corporate liabilities. Mr. Ross is well qualified to serve as a director due to his over 35 years of experience in private equity, numerous public and private company directorship roles, and globally-recognized financial expertise having been elected to both the Private Equity Hall of Fame and the Turnaround Management Association Hall of Fame.

Lord William Astor has been a member of the board of directors since June 2014. Lord William Astor, 4th Viscount Astor, is a British businessman and politician who sits as an elected hereditary peer in the House of Lords since 1973. He served both in the Governments of Lady Thatcher and of John Major from 1989 to 1996, and subsequently as Minister in the Department of National Heritage. He then served as Conservative Opposition spokesman in the House of Lords from 1997 to 2010. He is a director of Networkers International Plc, a global recruitment consultancy listed on the Alternative Investment Market (“AIM”) in London since 2007, which specializes in telecommunications, information technology, financial markets. He is a non-executive director of Canadian Overseas Petroleum Ltd, which is listed on the Calgary Stock Exchange. Viscount Astor is also a director of a number of private companies in the United Kingdom, and is currently Deputy Chairman of Silvergate Media Ltd, which owns, manages, and develops family entertainment brands in the United Kingdom. Previously, he was Deputy Chairman of Chorion Plc, and a director of Urbium Plc. He also serves as Chairman of Ancroft Tractors Ltd (farm machinery dealer) and director of Cliveden Securities Ltd (corporate financial advice). In light of Lord William Astor’s directorship experience, business expertise, financial acumen and business industry contacts, we believe that he is well qualified to serve as a director on our board of directors.

Stephen J. Toy has been the President since March 2014 and is a Senior Managing Director, Chairman of the Investment Committee and member of the Management Committee of WL Ross. Mr. Toy, who has worked at WL Ross since its founding in April 2000, primarily focuses on global distressed private equity investments and is responsible for originating and executing new investments and monitoring current portfolio investments. He has been the senior team member with primary responsibility for WL Ross’ investment in several value oriented investment opportunities, including International Automotive Component Group, 360networks Corp., Kansai Sawayaka Bank and Permian Basin Materials LLC. For International Automotive Component Group, Mr. Toy oversaw a total of 15 acquisitions to build a leading global manufacturer of automotive interior components parts. Mr. Toy has also been involved with the acquisition of VTG AG, the largest specialized railcar leasing company in Europe, from TUI AG; the establishment of Kansai Sawayaka Bank in Japan to acquire Kofuku Bank Ltd.; the consolidation of North American telecommunications assets with 360networks Corp.; and the acquisition of Marquis Who’s Who from Reed Elsevier. Mr. Toy was named one of M&A Advisors “40 under 40” award winners in 2012. He has been part of the WL Ross team since its founding in April 2000. From 1994 to 2000, Mr. Toy was part of the M&A and corporate restructuring advisory group at Rothschild Inc. and public finance advisory group at O’Brien Partners Inc. Mr. Toy holds a B.S. summa cum laude from the State University of New York at Albany. Mr. Toy is well qualified to serve as director due to his over 20 years of experience in private equity, numerous public and private company directorship roles, and his significant turnaround experience.

Thomas E. Zacharias has been a member of the board of directors since June 2014. Mr. Zacharias has served as Chief Operating Officer of W. P. Carey Inc. since March 2005 and as head of the Asset Management Department and Managing Director since April 2002. He has also served as Chief Operating Officer and Managing Director of Corporate Property Associated (“CPA”) ®:17 — Global since September 2007, as Chief Operating Officer and Managing Director of CPA®:18 — Global since September 2012. He has served as Chief Operating Officer of Carey Watermark Investors since September 2010 having previously served as the sole member of the Board of Directors from March 2008 through that date. Mr. Zacharias had also served as Chief Operating Officer and Managing Director of CPA®:16 — Global from May 2011 to January 2014 (when CPA®:16 merged with W.P. Carey), having previously served as President from June 2003 to May 2011. He had also served as Chief Operating Officer of CPA®:14 and CPA®:15 from May 2005 to May 2011 and September 2012 (when CPA®:15 merged with W. P. Carey), respectively, having also served as Managing Director since April 2002, and as an Independent Director of CPA®:14 from 1997 to 2001 and of CPA®:15 in 2001. Prior to joining W. P. Carey, Mr. Zacharias was a Senior Vice President of MetroNexus North America, a Morgan Stanley Real Estate Funds Enterprise. Prior to joining MetroNexus in 2000, Mr. Zacharias was a Principal at Lend Lease Development U.S., a subsidiary of Lend Lease Corporation, a global real estate investment management company. Between 1981 and 1998 Mr. Zacharias was a senior officer at Corporate Property Investors, which at the time of its merger into Simon Property Group in 1998 was one of the largest private equity REITs in the United States. Mr. Zacharias received his undergraduate degree, magna cum laude, from Princeton University in 1976 and an M.B.A. from Yale School of Management in 1979. He is a member of the Urban Land Institute and NAREIT. In light of Mr. Zacharias’ directorship and management experiences, we believe that he is well qualified to serve as a director on our board of directors.

Michael J. Gibbons, CPA, has been our Chief Financial Officer since March 2014. Mr. Gibbons is Chief Financial Officer of WL Ross and a member of its Investment Committee. Mr. Gibbons is responsible for financial and tax related structuring of investments, implementation and monitoring of investment guidelines, as well as all aspects of financial reporting including accounting policies and procedures, accounting and information system design, external reporting, audits, financial and organizational structure; review and negotiation of contracts; foreign currency transactions, risk management, cash management and forecasting. Prior to joining WL Ross, he co-founded and was a Senior Manager of Marcum’s Hedge Fund/Investment Partnership specialty practice group. He graduated from Pace University with a B.A. in Business Administration.

Wendy L. Teramoto has been our Senior Vice President since March 2014. Ms. Teramoto is a Managing Director at WL Ross and has been with WL Ross in various capacities since 2000. Ms. Teramoto is also a director of DSS Holdings GP Limited, a global shipping company and Nautical Bulk Holding Limited, a dry bulk shipping company,The Greenbrier Companies, Inc., a supplier of transportation equipment and services to the railroad industry, and Navigator Holdings Ltd, an LNG tanker company. Ms. Teramoto was previously a director of International Coal Group, Inc., a NYSE-listed company, from 2004 to 2011, at which point it was acquired by Arch Coal, Inc. Prior to joining WL Ross, Ms. Teramoto worked at Rothschild Inc., an investment banking firm. Ms. Teramoto holds a B.S. in Accounting from the University of Colorado at Boulder.

Robert S. Miller has been a member of the board of directors since July 2014. Mr. Miller is the former Chief Executive Officer of Hawker Beechcraft, Inc., a manufacturer of aircraft, serving from February 2012 to February 2013. Mr. Miller has also been Chairman of MidOcean Partners, a leading middle market private equity firm, since December 2009. Mr. Miller also served as the Executive Chairman of the Delphi Corporation from 2007 to 2009. He was previously Chairman and Chief Executive Officer of Delphi Corporation from 2005 to 2007. Prior to joining Delphi Corporation, Mr. Miller served in a number of corporate restructuring situations, including as Chairman and Chief Executive Officer of Bethlehem Steel Corporation, Chairman and Chief Executive Officer of Federal Mogul Corporation, Chairman and Chief Executive Officer of Waste Management, Inc., and Executive Chairman of Morrison Knudsen Corporation. He has also served as Vice Chairman and Chief Financial Officer of Chrysler Corporation. Mr. Miller is a director of American International Group, Inc., where he serves as Chairman of the Board. Mr. Miller is also a director of The Dow Chemical Company and Symantec Corporation, where he is a member of the Audit and Nominating and Governance Committees. In the past five years, Mr. Miller has also served as a director of Delphi Corporation, Sbarro, Inc. and UAL Corporation (United Airlines). Mr. Miller was Chief Executive Officer of Hawker Beechcraft, Inc. and Chairman and Chief Executive Officer of Delphi Corporation when those companies filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code in October 2005 and May 2012, respectively.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Mr. Ross, and Lord William Astor will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Toy, Zacharias and Miller, will expire at the second annual meeting of stockholders. We do not currently intend to hold an annual meeting of stockholders until after we consummate an initial Business Combination.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Our audit committee and our compensation committee are each composed solely of independent directors.

Audit Committee

Our board of directors has established an audit committee of the board of directors, whose members are Lord William Astor, Mr. Zacharias and Mr. Miller. Mr. Zacharias serves as chairman of the audit committee. The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NASDAQ listing rules. The NASDAQ listing rules define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. Our board of directors has determined that each member of the audit committee is independent as defined in the relevant SEC and NASDAQ rules. Each member of the audit committee is financially literate and satisfies all applicable requirements to serve on the audit committee, including without limitation all applicable SEC and NASDAQ requirements. In addition, we must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. Our board of directors has determined that Mr. Zacharias qualifies as an “audit committee financial expert” as defined under the rules and regulations of the SEC.

Responsibilities of the audit committee include:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
•	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us;
•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent auditors;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of the board of directors. The members of our Compensation Committee are Lord William Astor, Mr. Zacharias and Mr. Miller. Mr. Miller serves as chairman of the Compensation Committee. Our board of directors has determined that each member of the compensation committee satisfies all applicable requirements to serve on the audit committee, including without limitation all applicable SEC and NASDAQ requirements.

Responsibilities of the compensation committee include:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;
•	reviewing and approving the compensation of all of our other executive officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. Accordingly, pursuant Rule 5605(e)(1)(A) of the NASDAQ rules, director nominees must be selected, or recommended for the Board's selection, by a majority of the independent directors in which only independent directors participate. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Mr. Zacharias, Lord William Astor and Mr. Miller. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, executive officers and employees that complies with the rules and regulations of the NASDAQ. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We have filed a copy of our code of ethics and our audit committee charter as exhibits to our registration statement filed with the SEC on June 3, 2014. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Act of 1934, the Company’s directors and executive officers, and any persons holding 10% or more of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on a review of Forms 3 furnished to the Company during its most recent fiscal year, a Form 3 was not timely filed for Robert S. Miller, a director of the Company. This omission was remedied with a Form 3 filing on July 21, 2014 for Mr. Miller. Other than the foregoing, based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2014 all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is required to present a Business Combination opportunity to such entity. Accordingly, if any of the above executive officers becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers and directors will materially affect our ability to complete our Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one which we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our Sponsor, executive officers and directors may become involved with subsequent blank check companies similar to our company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company other than NBNK Investments PLC, a blank check company publicly traded on the AIM in the United Kingdom focusing on the financial services sector in the United Kingdom with an aggregate amount of assets of approximately £20 million, until we have entered into a definitive agreement regarding an initial Business Combination or we have failed to complete an initial Business Combination within 24 months after the closing of our IPO (June 11, 2016). Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
•	Our Sponsor has agreed to waive its redemption rights with respect to its Founder Shares and public shares in connection with the consummation of an initial Business Combination. Additionally, our Sponsor has agreed to waive its redemption rights with respect to its Founder Shares if we fail to consummate an initial Business Combination within 24 months after the closing of our IPO (June 11, 2016). If we do not complete an initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares and Private Placement Warrants will not be transferable, assignable or salable by our Sponsor until the earlier of (1) one year after the completion of an initial Business Combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after an initial Business Combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial Business Combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the Private Placement Warrants and the common stock underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of an initial Business Combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants following our IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate an initial Business Combination.
•	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to an initial Business Combination.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity does not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. Below is a table summarizing the entities to which our executive officers and directors have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Wilbur L. Ross, Jr.	Bank of Cyprus Public Co Ltd.	Banking	Director, Vice Chairman

	Arcelor Mittal	Steel	Director

	EXCO Resources, Inc.	Oil and Natural Gas	Director

	Sun Bancorp	Banking	Director

	DSS Holdings LP	Shipping	Director, Chairman

	Ohizumi Mfg. Co., Ltd.	Manufacturing	Director

Lord William Astor	Networkers International Plc	Recruiting Consultancy	Director

	Canadian Overseas Petroleum Ltd.	Oil & Gas	Director

	Silvergate Media Ltd.	Entertainment	Director, Deputy Chairman

	Cliveden Securities Ltd.	Financial Advisory Services	Director

	Ancroft Tractors Ltd.	Tractors and Farm Machinery	Director, Chairman

	Vampire Squid Productions Ltd.	Entertainment	Director

Stephen J. Toy	International Automotive Components Group North America LLC	Manufacturing Holding Company	Director, Officer

	Plascar Participacoes SA	Auto parts	Director

	Amalgamated Bank	Commercial Banking	Director

	Permian Basin Materials LLC	Concrete, Sand and Gravel Production	Director, Officer

	Compagnie Europeenne de Wagons	Railcar Ownership	Director

Thomas E. Zacharias	Carey Watermark Investors Inc.	Hotel Investment Company	Officer

	W.P. Carey Inc.	Real Estate Investment Management and REIT Advisory Services	Officer

	Corporate Property Associates 17 — Global Inc.	Real Estate Investment	Officer

	Corporate Property Assets 18 — Global Inc.	Real Estate Investment	Officer

Michael J. Gibbons	Altamira Servicios de Infraestructura, S.A. De C.V.	Water Treatment Company	Director

	International Textile Group	Textiles	Director

	Insuratex	Property and Casualty Insurance	Director

	NT Sunset LLC	Liquidating Company	Director

	Compagnie Europeenne de Wagons Sarl	Railcar Ownership	Director

Wendy L. Teramoto	DSS Holdings GP Limited	Shipping	Director

	Greenbrier Companies, Inc.	Transportation Equipment and Services	Director

	Nautical Bulk Holding Limited	Dry Bulk Shipping Company	Director

	Navigator Holdings Ltd.	Shipping	Director

Robert S. Miller	American International Group	Property and Casualty Insurance	Director, Chairman

	Symantec Corporation	Computer Software	Director

	Dow Chemical	Chemicals	Director

In addition, each of Messrs. Ross, Gibbons and Toy and Ms. Teramoto are executive officers of WL Ross, and have fiduciary or contractual obligations to present certain Business Combination opportunities to WL Ross, its funds or its portfolio companies. For example, certain of our directors and officers are and may continue to be involved with NBNK Investments PLC, a blank check company publicly traded on the AIM in the United Kingdom focusing on the financial services sector in the United Kingdom with an aggregate amount of assets of approximately £20 million. In addition, WL Ross and certain of its affiliates, including our Sponsor and us, may be precluded from pursuing a Business Combination it would otherwise deem attractive as a result of a non-competition agreement, running for a period of approximately two more years, not to own or acquire any equity interest in, manage or operate anywhere in the United States, the origination, underwriting and servicing of mortgage loans for multifamily apartment properties, affordable multifamily housing, seniors housing and other multifamily and healthcare properties pursuant to programs administered by government agencies.

Accordingly, if any of the above executive officers or directors becomes aware of a Business Combination opportunity which is suitable for any of the above entities to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete an initial Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete an initial Business Combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA that such an initial Business Combination is fair to our company from a financial point of view.

In the event that we submit an initial Business Combination to our public stockholders for a vote, our Sponsor has agreed to vote its Founder Shares and any public shares purchased during or after the offering in favor of an initial Business Combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of an initial Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors are indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11.	EXECUTIVE COMPENSATION

None of our executive officers or directors have received any cash (or non-cash) compensation for services rendered to us. Commencing on June 6, 2014 through the earlier of consummation of an initial Business Combination and our liquidation, we have and will continue to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial support, other than during the period beginning on January 1, 2015 and ending December 31, 2015, which payment obligation our Sponsor has agreed to waive. Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of an initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of an initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of an initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth certain information available to us as of March 30, 2015, with respect to shares of our common stock held by (i) our named executive officers, (ii) each of our directors, (iii) each stockholder who is known to us to be the beneficial owner of more than 5% of our issued and outstanding common stock based on statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act, and (iv) all of our current directors and executive officers as a group.

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our executive officers and directors that beneficially owns shares of our common stock; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of March 31, 2015.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner(1)	Number	Percent of Class
WL Ross Sponsor LLC (our Sponsor)(2)	12,506,250	20.00%
Fir Tree Inc. (3) 505 Fifth Avenue 23rd Floor New York, New York 10017	5,000,000	8.00%
Wellington Management Group LLP(4)(5) c/o Wellington Management Company LLP 280 Congress Street Boston, Massachusetts 02210	4,021,418	6.43%
Davidson Kempner Partners (6) Davidson Kempner Institutional Partners, L.P. (6) Davidson Kempner International, Ltd. (6) Davidson Kempner Capital Management LP (6) Thomas L. Kempner, Jr. (6) Stephen M. Dowicz (6) c/o Davidson Kempner Partners 65 East 55th Street, 19th Floor New York, New York 10022	4,000,000	6.40%
Canyon Capital Advisors LLC (7) Mitchell R. Julis (7) Joshua S. Friedman (7) 65 East 55th Street, 19th Floor New York, New York 10022	3,950,000	6.32%
Amici Capital, LLC (8) Paul E. Orlin (8) 666 Fifth Avenue, Suite 3403 New York, New York 10103	3,600,000	5.76%
AQR Capital Management, LLC (9) AQR Capital Management Holdings, LLC (9) Two Greenwich Plaza Greenwich, Connecticut 06830	3,450,000	5.52%
TD Asset Management Inc. (10) Canada Trust Tower, BCE Place 161 Bay Street, 35th Floor Toronto, Ontario, M5J 2T2	3,325,000	5.32%
BlueMountain Capital Management, LLC (11) 280 Park Avenue 12th Floor New York, New York 10017	3,211,637	5.1%
Wilbur L. Ross, Jr. (12)	12,506,250	20%
Lord William Astor	0	*
Stephen J. Toy	0	*
Thomas E. Zacharias	0	*
Michael J. Gibbons	0	*
Wendy L. Teramoto	0	*
Robert S. Miller	0	*
All directors and executive officers as a group (7 individuals)	12,506,250	20%

* Less than one percent.

(1)            This table is based on 62,531,250 shares of our common stock outstanding as of March 30, 2015. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the directors and executive officers in this table is 1166 Avenue of the Americas, New York, New York 10036. The table does not reflect record or beneficial ownership of the 22,400,000 Private Placement Warrants as these warrants are not exercisable within 60 days of March 31, 2015.

(2)	According to Schedule 13G filed on February 13, 2015.
(3)	According to Schedule 13G filed on February 17, 2015.
(4)	According to Schedule 13G filed on February 12, 2015.
(5)	4,021,418 shares of common stock is shared dispositive power and 3,725,218 shares of common stock is shared voting power.
(6)	According to Schedule 13G filed on June 19, 2014.
(7)	According to Form 13F-HR filed on February 17, 2015.
(8)	According to Schedule 13G filed on February 19, 2015.
(9)	According to Schedule 13G filed on February 17, 2015.
(10)	According to Schedule 13G filed on February 12, 2015.
(11)	According to Schedule 13G filed on February 5, 2015.
(12)	Mr. Ross may be deemed to beneficially own shares held by our Sponsor by virtue of his control, through two holding companies, of our Sponsor.

Transfers of Founder Shares and Private Placement Warrants

The Founder Shares, Private Placement Warrants and any shares of common stock issued upon exercise of the Private Placement Warrants are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreements with us entered into by our Sponsor. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the Founder Shares, until the earlier of (A) one year after the completion of an initial Business Combination or (B) if, subsequent to our Business Combination, the last sale price of the common stock (x) equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial Business Combination, or (y) the date following the completion of an initial Business Combination on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Private Placement Warrants and the respective common stock underlying such warrants, until 30 days after the completion of an initial Business Combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our Sponsor, or any affiliates of our Sponsor, (b) in the case of an individual, by gift to a member of one of the members of the individual’s immediate family or to a trust, the beneficiary of which is a member of one of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a Business Combination at prices no greater than the price at which the shares were originally purchased; (f) in the event of our liquidation prior to our completion of an initial Business Combination; (g) by virtue of the laws of Delaware or our Sponsor’s limited liability company agreement upon dissolution of our Sponsor; or (h) in the event of our completion of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our completion of an initial Business Combination; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

Private Placement Shares

We have granted our Sponsor the option to purchase, simultaneously with the consummation of an initial Business Combination, up to an additional 10,000,000 shares of common stock at a price of $10.00 per share. The proceeds of the sale of such shares will not be deposited into our trust account, the shares will not be eligible for redemption from our trust account nor will they be eligible to vote upon the initial Business Combination. Our Sponsor may assign this option to one or more of its affiliated investment funds to satisfy their co-investment rights in an initial Business Combination.

Registration Rights

The holders of the Founder Shares and Private Placement Warrants and any privately placed shares have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, according to the registration rights agreement, we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, upon the earlier of (A) one year after the completion of an initial Business Combination or earlier if, subsequent to our Business Combination, the last sale price of the common stock (x) equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial Business Combination, or (y) the date following the completion of an initial Business Combination on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Private Placement Warrants and the respective common stock underlying such warrants, 30 days after the completion of an initial Business Combination. We will bear the costs and expenses of filing any such registration statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

In March 2014, WL Ross Sponsor LLC, our Sponsor, purchased an aggregate of 14,375,000 Founder Shares, for an aggregate offering price of $25,000 at an average purchase price of approximately $0.002 per share. Immediately prior to the pricing of our IPO, on June 5, 2014, our Sponsor forfeited 1,868,750 Founder Shares so that the remaining Founder Shares represent 20.0% of the outstanding shares upon completion of our IPO.

Simultaneously with the commencement of our IPO on June 5, 2014, we completed the private sale of 22,400,000 warrants (the “Private Placement Warrants”) at a purchase price of $0.50 per Private Placement Warrant, to the our Sponsor, generating gross proceeds to the Company of $11,200,000. The Private Placement Warrants are identical to the warrants sold as part of the Public Units in our IPO, except that the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination. The Private Placement Warrants are also not redeemable by the Company so long as they are held by the Sponsor or its permitted transferees.

Subsequent to the annual period covered by this report, on March 26, 2015, we issued a convertible promissory note (the “Convertible Note”) to our Sponsor that provides for our Sponsor to loan us up to $300,000 for ongoing expenses. The Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of our Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of our common stock at a conversion price of $0.60 per warrant. Each warrant will entitle our Sponsor to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to our Sponsor.

If any of our officers or directors becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has then current fiduciary or contractual obligations, he or she may be required to present such Business Combination opportunity to such entity prior to presenting such Business Combination opportunity to us. Our executive officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

On June 5, 2014 we entered into an Administrative Services Agreement with our Sponsor, pursuant to which we will pay a total of $10,000 per month for office space, utilities and secretarial support to such affiliate. Upon completion of an initial Business Combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of an initial Business Combination takes the maximum 24 months, an affiliate of our Sponsor will be paid a total of $240,000 ($10,000 per month) for office space, utilities and secretarial support and will be entitled to be reimbursed for any out-of-pocket expenses.

Subsequent to the annual period covered by this report, on March 26, 2015, our Sponsor agreed to waive our $10,000 per month payment obligations for the period beginning on January 1, 2015 and ending on December 31, 2015.

Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews, on a quarterly basis, all payments that were made to our Sponsor, officers, directors or our or their affiliates and determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

We have granted our Sponsor the option to purchase, simultaneously with the consummation of an initial Business Combination, up to an additional 10,000,000 shares of common stock at a price of $10.00 per share. The proceeds of the sale of such shares will not be deposited into our trust account, the shares will not be eligible for redemption from our trust account nor will they be eligible to vote upon the initial Business Combination. Our Sponsor may assign this option to one or more of its affiliated investment funds to satisfy their co-investment rights in an initial Business Combination.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside our trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the placement warrants issued to the initial holder. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Subsequent to the annual period covered by this report, on March 26, 2015, we issued a convertible promissory note (the “Convertible Note”) to our Sponsor that provides for our Sponsor to loan us up to $300,000 for ongoing expenses. The Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of our Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of our common stock at a conversion price of $0.60 per warrant. Each warrant will entitle our Sponsor to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to our Sponsor.

After an initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider an initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the Founder Shares and Private Placement Warrants and any privately placed shares have registration rights and certain “piggy-back” rights pursuant to a registration rights agreement. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Lord William Astor and Messrs. Zacharias and Miller are “independent directors” as defined in Rule 10A-3 of the Exchange Act and the rules of the NASDAQ. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm since inception include:

For the Period March 24, 2014 (Inception) through December 31, 2014
Audit Fees(1)	$25,000
Audit-Related Fees(2)	$71,000
Tax Fees(3)	$—
All Other Fees(4)	$—
Total fees:	$96,000

(1) Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2) Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3) Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4) All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: The financial statements listed in the accompanying Index to the Financial Statements are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 filed with Amendment No. 3 to the Form S-1 filed by the Registrant on June 3, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on May 9, 2014).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
4.4	Warrant Agreement (incorporated by reference to the document previously filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.1	Promissory Note, dated March 24, 2014, issued to WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Registrant on May 9, 2014).
10.2	Amended and Restated Securities Subscription Agreement, dated April 4, 2014, between the Company and WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on May 9, 2014).
10.3	Promissory Note, dated May 12, 2014, issued to WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.2 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
10.4	Promissory Note, dated May 22, 2014, issued to WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.3 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
10.5	Letter Agreement, dated May 29, 2014, among the Company and our officers, directors and WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.4 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
10.6	Investment Management Trust Agreement (incorporated by reference to Exhibit 10.1 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.7	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.8	Amended and Restated Sponsor Warrants Purchase Agreement (incorporated by reference to Exhibit 10.3 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.9	Indemnity Agreement between the Company and Wilbur L. Ross, Jr. (incorporated by reference to Exhibit 10.4 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.10	Indemnity Agreement between the Company and Stephen J. Toy (incorporated by reference to Exhibit 10.5 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.11	Indemnity Agreement between the Company and Michael J. Gibbons (incorporated by reference to Exhibit 10.6 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.12	Indemnity Agreement between the Company and Wendy L. Teramoto (incorporated by reference to Exhibit 10.7 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.13	Indemnity Agreement between the Company and Lord William Astor (incorporated by reference to Exhibit 10.8 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.14	Indemnity Agreement between the Company and Thomas E. Zacharias (incorporated by reference to Exhibit 10.9 filed to the Form 8-K filed by the Registrant on June 16, 2014).

10.15*	Indemnity Agreement between the Company and Robert S. Miller.
10.16	Administrative Services Agreement (incorporated by reference to the document previously filed to Exhibit 10.10 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.17	Contribution Agreement (incorporated by reference to Exhibit 10.11 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.18*	Convertible Promissory Note, dated March 26, 2015, issued to WL Ross Sponsor LLC.
10.19*	Letter Agreement, dated March 30, 2015, between the Company and Robert S. Miller.
10.20*	Waiver Letter to the Administrative Services Agreement, dated March 26, 2015, between the Company and WL Ross Sponsor LLC.
14	Code of Ethics (incorporated by reference to Exhibit 14 filed with Amendment No. 3 to the Form S-1 filed by the Registrant on June 3, 2014).
24.1*	Power of Attorney (included on the signature pages herein).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of WL Ross Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WL ROSS HOLDING CORP.

Date: March 31, 2015	/s/ Wilbur L. Ross, Jr.
	Name:	Wilbur L. Ross, Jr.
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2015	/s/ Michael J. Gibbons
	Name:	Michael J. Gibbons
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2015	/s/ Wilbur L. Ross, Jr.
	Name:	Wilbur L. Ross, Jr.
	Title:	Chairman

Date: March 31, 2015	/s/ Lord William Astor
	Name:	Lord William Astor
	Title:	Director

Date: March 31, 2015	/s/ Stephen J. Toy
	Name:	Stephen J. Toy
	Title:	Director and President

Date: March 31, 2015	/s/ Thomas E. Zacharias
	Name:	Thomas E. Zacharias
	Title:	Director

Date: March 31, 2015	/s/ Robert S. Miller
	Name:	Robert S. Miller
	Title:	Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Gibbons, Stephen J. Toy, and Wendy L. Teramoto and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Date: March 31, 2015	/s/ Wilbur L. Ross, Jr.
	Name:	Wilbur L. Ross, Jr.
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2015	/s/ Michael J. Gibbons
	Name:	Michael J. Gibbons
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Date: March 31, 2015	/s/ Lord William Astor
	Name:	Lord William Astor
	Title:	Director

Date: March 31, 2015	/s/ Stephen J. Toy
	Name:	Stephen J. Toy
	Title:	Director and President

Date: March 31, 2015	/s/ Thomas E. Zacharias
	Name:	Thomas E. Zacharias
	Title:	Director

Date: March 31, 2015	/s/ Robert S. Miller
	Name:	Robert S. Miller
	Title:	Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 filed with Amendment No. 3 to the Form S-1 filed by the Registrant on June 3, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on May 9, 2014).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
4.4	Warrant Agreement (incorporated by reference to the document previously filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.1	Promissory Note, dated March 24, 2014, issued to WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Registrant on May 9, 2014).
10.2	Amended and Restated Securities Subscription Agreement, dated April 4, 2014, between the Company and WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on May 9, 2014).
10.3	Promissory Note, dated May 12, 2014, issued to WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.2 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
10.4	Promissory Note, dated May 22, 2014, issued to WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.3 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
10.5	Letter Agreement, dated May 29, 2014, among the Company and our officers, directors and WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.4 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
10.6	Investment Management Trust Agreement (incorporated by reference to Exhibit 10.1 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.7	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.8	Amended and Restated Sponsor Warrants Purchase Agreement (incorporated by reference to Exhibit 10.3 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.9	Indemnity Agreement between the Company and Wilbur L. Ross, Jr. (incorporated by reference to Exhibit 10.4 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.10	Indemnity Agreement between the Company and Stephen J. Toy (incorporated by reference to Exhibit 10.5 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.11	Indemnity Agreement between the Company and Michael J. Gibbons (incorporated by reference to Exhibit 10.6 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.12	Indemnity Agreement between the Company and Wendy L. Teramoto (incorporated by reference to Exhibit 10.7 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.13	Indemnity Agreement between the Company and Lord William Astor (incorporated by reference to Exhibit 10.8 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.14	Indemnity Agreement between the Company and Thomas E. Zacharias (incorporated by reference to Exhibit 10.9 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.15*	Indemnity Agreement between the Company and Robert S. Miller.
10.16	Administrative Services Agreement (incorporated by reference to the document previously filed to Exhibit 10.10 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.17	Contribution Agreement (incorporated by reference to Exhibit 10.11 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.18*	Convertible Promissory Note, dated March 26, 2015, issued to WL Ross Sponsor LLC.
10.19*	Letter Agreement, dated March 30, 2015, between the Company and Robert S. Miller.
10.20*	Waiver Letter to the Administrative Services Agreement, dated March 26, 2015, between the Company and WL Ross Sponsor LLC.
14	Code of Ethics (incorporated by reference to Exhibit 14 filed with Amendment No. 3 to the Form S-1 filed by the Registrant on June 3, 2014).

24.1*	Power of Attorney (included on the signature pages herein).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of WL Ross Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K irrespective of any general incorporation language contained in such filing.

