Form 10-Q
period 2015-09-30
WL Ross Holding Corp.
filed 2015-11-12
CIK 1604416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-36149

WL ROSS HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	46-5188282
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

1166 Avenue of the Americas
New York, New York	10036
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2015, there were 62,531,250 shares of Company’s common stock issued and outstanding.

WL ROSS HOLDING CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WL ROSS HOLDING CORP.

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS:
Current assets:
Cash	$229,666	$801,415
Prepaid expenses	87,755	152,628
Total current assets	317,421	954,043
Noncurrent assets:
Investments and cash held in trust account	500,513,100	500,315,646

Total assets	$500,830,521	$501,269,689

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$390,069	$856,821
Sponsor convertible note	306,863	-
State franchise tax accrual	51,206	139,554
Total current liabilities	748,138	996,375

Other liabilities:
Deferred underwriting compensation	18,309,150	18,309,150
Total other liabilities	18,309,150	18,309,150

Total liabilities	19,057,288	19,305,525

Common stock subject to possible redemption; 47,677,323 and 47,696,416 shares at September 30, 2015 and December 31, 2014, respectively (at redemption value of $10.00 per share)	476,773,230	476,964,160

Stockholders' equity: Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 14,853,927 and 14,834,834 shares issued and outstanding (excluding 47,677,323 and 47,696,416 subject to possible redemption) at September 30, 2015 and December 31, 2014, respectively	1,485	1,483
Additional paid-in-capital	6,226,535	6,035,607
Accumulated deficit	(1,228,017)	(1,037,086)
Total stockholders' equity	5,000,003	5,000,004
Total liabilities and stockholders' equity	$500,830,521	$501,269,689

See accompanying notes to condensed financial statements.

WL ROSS HOLDING CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months ended September 30, 2015	For the Three Months ended September 30, 2014	For the Nine Months ended September 30, 2015	For the Period from March 24, 2014 (inception) to September 30, 2014

Revenue	$-	$-	$-	$-
Professional fees and other expenses	(78,013)	(591,147)	(330,259)	(650,874)
State franchise taxes, other than income tax	(45,000)	(45,370)	(135,000)	(93,700)
Interest on Sponsor convertible note	(3,781)	-	(6,863)	-
Loss from operations	(126,794)	(636,517)	(472,122)	(744,574)
Other income - Interest income	97,743	26,830	281,191	26,830
Net loss attributable to common shares	$(29,051)	$(609,687)	$(190,931)	$(717,744)

Weighted average common shares outstanding, basic and diluted (excluding shares subject to possible redemption)	14,851,054	14,742,594	14,844,521	14,530,251

Net loss per common share:	$(0.00)	$(0.04)	$(0.01)	$(0.05)
Basic and diluted

See accompanying notes to condensed financial statements.

WL ROSS HOLDING CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2015 and for the period from March 24, 2014 (inception) to September 30, 2014

(unaudited)

	Common Stock		Additional
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2015	14,834,834	$1,483	$6,035,607	$(1,037,086)	$5,000,004

Change in shares subject to possible redemption	19,093	2	190,928	—	190,930

Net loss for the period ended September 30, 2015	—	—	—	(190,931)	(190,931)
Balances, September 30, 2015	14,853,927	$1,485	$6,226,535	$(1,228,017)	$5,000,003

	Common Stock		Additional
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Sale of common stock to Sponsor on March 24, 2014 at $0.002 per share	14,375,000	$1,437	$23,563	$—	$25,000

Forfeiture of common stock by Sponsor on June 5, 2014	(1,868,750)	(187)	187	—	—

Sale of common stock on June 5, 2014 at $10.00 per share	50,025,000	5,003	500,244,997	—	500,250,000

Sale of 22,400,000 of Private Placement Warrants on June 5, 2014 at $0.50 per warrant	—	—	11,200,000	—	11,200,000

Underwriters compensation and offering expenses	—	—	(28,473,750)	—	(28,473,750)

Common stock subject to possible redemption; 47,800,124 (at redemption value of $10.00 per share)	(47,800,124)	(4,780)	(477,996,460)	—	(478,001,240)
					-
Change in proceeds subject to possible redemption to 47,728,350 shares at redemption value	71,774	7	717,733	—	717,740

Net loss attributable to common shares	—	—	—	(717,744)	(717,744)
Balances, September 30, 2014	14,802,900	$1,480	$5,716,270	$(717,744)	$5,000,006

See accompanying notes to condensed financial statements.

WL ROSS HOLDING CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30, 2015	For the Period from March 24, 2014 (inception) to September 30, 2014
Cash flows from operating activities:
Net loss	$(190,931)	$(717,744)
Adjustments to reconcile net loss to net cash used in operations:
Decrease/ (Increase) in prepaid expenses	64,873	(182,429)
Increase/ (Decrease) in accrued state franchise tax	(88,348)	93,700
Increase/ (Decrease) in accrued expenses	(466,752)	574,944
Accrued interest on Sponsor convertible note	6,863	-
Amortization of original issue discounts	(138,541)	(25,409)
Interest on investments	(142,650)	(1,421)
Net cash used by operating activities	(955,486)	(258,359)

Cash flows from investing activities:
Withdrawal of Trust Account funds for payment of Delaware franchise tax	83,737	-
Proceeds deposited into trust account for investments	-	(500,250,000)
Net cash provided by / (used in) investing activities	83,737	(500,250,000)

Cash flows from financing activities:
Proceeds from sale of common stock to Sponsor	-	25,000
Proceeds from sale of common stock through public offering	-	500,250,000
Proceeds from sponsor to purchase private placement warrants	-	11,200,000
Proceeds from note payable - related party	-	350,000
Payment of underwriting discounts	-	(9,204,600)
Payment of accrued formation and offering costs	-	(458,522)
Payment of note payable - related party	-	(350,000)
Proceeds from unsecured promissory note payable to Sponsor	300,000	-
Net cash provided by financing activities	300,000	501,811,878
Increase (decrease) in cash	(571,749)	1,303,519
Cash at beginning the period	801,415	-
Cash at end of the period	$229,666	$1,303,519

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$-	$18,309,150
Accrued formation cost and offering cost	$-	$501,478

Supplemental disclosure of cash flow information
Cash paid for state franchise taxes	$(223,348)	$-

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

At September 30, 2015, the Company had not commenced any operations. All activity for the period from March 24, 2014 (inception) through September 30, 2015 relates to the Company’s formation, initial public offering (“Public Offering”) described below and efforts directed toward locating a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

Financing

The Company intends to finance a Business Combination with the proceeds from a $500,250,000 Public Offering (Note 3) and a $11,200,000 private placement (Note 4).

Upon the closing of the Public Offering and the private placement, $500,250,000 was placed in a trust account with the Continental Stock Transfer & Trust Company (the “Trust Account”) acting as Trustee.

Trust Account

The Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. As of September 30, 2015 and December 31, 2014 the Trust Account consisted of U.S. government treasury bills and cash.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2015 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

Development Stage Company

At September 30, 2015, the Company has not commenced any operations nor generated revenue. All activity through September 30, 2015 relates to the Company formation and the Public Offering. Following the Public Offering, the Company will not generate any operating revenues until after the completion of a Business Combination, at earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the Public Offering.

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2015 and December 31, 2014, the Company had outstanding warrants to purchase 36,212,500 shares of common stock and notes that could convert into warrants and potentially be exercised or converted into common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive loss per share of common stock is equal to basic loss per share of common stock.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at September 30, 2015 and December 31, 2014, offering costs totaling approximately $28,473,750 (including $27,513,750 in underwriters’ fees) have been charged to stockholders’ equity.

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

Accordingly, at September 30, 2015 and December 31, 2014, 47,677,323 and 47,696,416, respectively, of the 50,025,000 public shares were classified outside of permanent equity at its redemption value.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2015 and December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

As of September 30, 2015, the Company’s condensed interim financial statements have been presented to conform with the reporting and disclosure requirements of the above standards.

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

In addition, at September 30, 2015, the Company had current liabilities of $748,138 and negative working capital of $430,717 largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination described in Note 1. Such work is continuing after September 30, 2015 and amounts are continuing to accrue. The Company expects to pay many of these costs upon consummation of the Business Combination. If the Business Combination were not consummated by June 11, 2016, the Company would (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. Although the Company’s plan is to complete the Business Combination, there is no assurance that the Company’s plan can be accomplished. The uncertainty regarding the lack of resources to pay the above noted liabilities raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue operations.

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

 Rights - The Founder Shares are identical to the public shares except that (i) The Founder Shares are subject to certain transfer restrictions, as described above, and (ii) the Sponsor has agreed to waive redemption rights in connection with the Business Combination with respect to the Founders Shares and any public shares they may purchase, and to waive their redemption rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 24 months from the closing of the Public Offering (June 11, 2016).

Voting – If the Company seeks stockholder approval of a Business Combination, the Sponsor has agreed to vote its Founder Shares and any public shares purchased during or after the Public Offering in favor of the Business Combination.

Redemption – Although the Sponsor and its permitted transferees will waive their redemption rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the prescribed time frame, they will be entitled to redemption rights with respect to any public shares they may own.

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

On March 26, 2015, the Company issued a convertible promissory note (the “Convertible Note”) to the Sponsor that provides for the Sponsor to loan us up to $300,000 for ongoing expenses. The Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of the Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of our common stock at a conversion price of $0.60 per warrant. Each warrant will entitle the Sponsor to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to the Sponsor. On April 16, 2015, the Company borrowed the total proceeds of $300,000 from the Convertible Note entered with the Sponsor. For the period ended September 30, 2015, the Company incurred $6,863 of interest expense, which under the terms of the Convertible Note has been added to the principal amount. As of September 30, 2015, the outstanding balance of the Convertible Note is $306,863.

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

6.	Income Taxes

Components of the Company’s deferred tax asset at September 30, 2015 are as follows:

Net operating loss	365,693
Valuation allowance	(365,693)
-

 Components of the Company’s deferred tax asset at December 31, 2014 are as follows:

Net operating loss	319,041
Valuation allowance	(319,041)
-

The Company established a valuation allowance of approximately $366,000 as of September 30, 2015 and $319,000 as of December 31, 2014, which fully offsets the deferred tax asset as of September 30, 2015 and December 31, 2014 of approximately $366,000 and $319,000 respectively. The deferred tax asset results from applying an effective combined federal and state tax rate of 35% to net operating loss of approximately $1,045,000 as of September 30, 2015 and $912,000 as of December 31, 2014, respectively. The Company’s net operating losses will expire beginning 2034.

7.	Investments and cash held in Trust

As of September 30, 2015, and December 31, 2014 investment securities in the Company’s Trust Account consist of $500,196,864 and $500,151,393 in United States Treasury Bills and $316,236 and $164,253 in cash respectively. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at September 30, 2015 and December 31, 2014 are as follows:

	Carrying Amount	Gross
	September 30, 2015	Unrealized
	(unaudited)	Holding Gains	Fair Value
Held-to-maturity:
U.S. Treasury Securities (Maturity dates range from 10/8/15 to 12/17/15)	$500,196,864	$70,022	$500,266,886

		Gross
	Carrying Amount	Unrealized
	December 31, 2014	Holding Gains	Fair Value
Held-to-maturity:
U.S. Treasury Securities (Maturity dates range from 4/16/15 to 6/18/15)	$500,151,393	$20,622	$500,172,015

8.	Fair Value Measurement

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

		Quoted Prices in	Significant Other	Significant Other
	September 30, 2015	Active Markets	Observable	Unobservable
Description	(unaudited)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Investments and cash held in Trust Account	$500,583,122	$500,583,122	$-	$-

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable	Unobservable
Description	December 31, 2014	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Investments and cash held in Trust Account	$500,336,268	$500,336,268	$-	$-

9.	Stockholders’ Equity

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2015, there were 62,531,250 shares of common stock outstanding, including 47,677,323 shares subject to possible redemption. At December 31, 2014, there were 62,531,250 shares of common stock outstanding, including 47,696,416 shares subject to possible redemption.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2015 and December 31, 2014, there were no shares of preferred stock issued and outstanding.

10.	Board of Directors

On August 13, 2015, Robert S. Miller resigned from the board of directors of the Company and any committees thereof. Two of the Company's four directors are independent and the Company's audit committee is currently comprised of two independent directors due to the vacancy caused by this resignation.

Also on August 13, 2015, the Company notified NASDAQ that it was no longer in compliance with Rule 5605(b)(1) of NASDAQ's listing requirements requiring that a majority of the board of directors of a  NASDAQ-listed company be comprised of independent directors or Rule 5605(c)(2) of NASDAQ's listing requirements requiring an audit committee to be comprised of at least three members. The Company is relying on the cure period set forth in Rule 5605(b)(1)(A) and Rule 5605(c)(4) that provides that if an issuer fails to comply with the requirement that a majority of the board of directors must be comprised of independent directors or that an audit committee be comprised of three independent directors due to one vacancy, the issuer shall regain compliance by the earlier of its next annual meeting of shareholders or one year from the occurrence of the event that caused the failure to comply with the requirement. The Company intends to appoint an independent director to serve on the board of directors and the audit committee as promptly as possible. As of November 12, 2015 this position is still vacant.

11.	Subsequent Event

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

As indicated in the accompanying financial statements, as of September 30, 2015 and December 31, 2014, we had $229,666 and $801,415, respectively, in cash and deferred offering costs of approximately $18,309,150. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial Business Combination will be successful.

Results of Operations

For the three months and the nine months ended September 30, 2015, we had net losses of $29,051 and $190,931, respectively. For the three months ended September 30, 2014 and for the period from March 24, 2014 (inception) to September 30, 2014, we had net losses of $609,687 and $717,744, respectively. Our entire activity from January 1, 2015 through September 30, 2015 was identifying and evaluating prospective acquisition targets for an initial Business Combination.

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

As of September 30, 2015 and December 31, 2014, investment securities in our trust account consisted of $500,196,864 and $500,151,393 invested in U.S. government treasury bills with a maturity of 78 and 169 days or less, respectively, and $316,236 and $164,253 held in cash, respectively.

On March 26, 2015, we issued a convertible promissory note (the “Convertible Note”) to the Sponsor that provides for the Sponsor to loan us up to $300,000 for ongoing expenses. The Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of the Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of our common stock at a conversion price of $0.60 per warrant. Each warrant will entitle the Sponsor to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to the Sponsor. On April 16, 2015 we borrowed the total proceeds of $300,000 from the Convertible Note entered with the Sponsor. For the period ended September 30, 2015, the Company incurred $6,863 of interest expense, which under the terms of the Convertible Note has been added to the principal amount. As of September 30, 2015, the outstanding balance of the Convertible Note is $306,863.

As of September 30, 2015 and December 31, 2014, we had cash held outside of our trust accounts of $229,666 and 801,415, respectively, which is available to fund our working capital requirements.

In addition, at September 30, 2015, we had current liabilities of $748,138 and negative working capital of $430,717 largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after September 30, 2015 and amounts are continuing to accrue. We expect to pay many of these costs upon consummation of the Business Combination. If the Business Combination were not consummated by June 11, 2016, we would (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. Although our plan is to complete the Business Combination, there is no assurance that our plan can be accomplished. The uncertainty regarding the lack of resources to pay the above noted liabilities raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be unable to continue operations.

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

Offering costs

We comply with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at each of September 30, 2015 and December 31 2014, offering costs totaling approximately $28,473,750 (including $27,513,750 in underwriters’ fees) have been charged to stockholders’ equity.

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

As of September 30, 2015, 47,677,323 of the 50,025,000 public shares were classified outside of permanent equity at its redemption value. As of December 31, 2014, 47,696,416 of the 50,025,000 public shares were classified outside of permanent equity at its redemption value.

Loss per share of Common Stock

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2015 and December 31, 2014, we had outstanding warrants to purchase 36,212,500 shares of common stock and notes that could convert into warrants and potentially be exercised or converted into common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive loss per share of common stock is equal to basic loss per share of common stock.

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

As of September 30, 2015, our condensed interim financial statements have been presented to conform with the reporting and disclosure requirements of the above standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification of a target business. We have neither engaged in any operations nor generated any revenues. As the proceeds from the Public Offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates. However, due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. As of September 30, 2015, the effective annualized interest rate payable on our investments was approximately 0.07%.

As of September 30, 2015 and December 31, 2014, approximately $482,203,950 and $482,006,496, respectively (excluding approximately $18,309,150 of deferred underwriting discounts), was held in trust for the purposes of consummating a Business Combination. As of September 30, 2015 and December 31, 2014, the proceeds held in trust (including the deferred underwriting discounts) consist of $500,196,864 and $500,151,393 invested in U.S. government treasury bills and $316,236 and $164,253 held in cash, respectively.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report and Quarterly Reports filed on March 31, 2015 and May 14, 2015, respectively, with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

On March 26, 2015, we issued a convertible promissory note (the “Convertible Note”) to the Sponsor that provides for the Sponsor to loan us up to $300,000 for ongoing expenses. The Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of the Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of our common stock at a conversion price of $0.60 per warrant. Each warrant will entitle the Sponsor to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to the Sponsor. On April 16, 2015 we borrowed the total proceeds of $300,000 from the Convertible Note entered with the Sponsor. For the period ended September 30, 2015, the Company incurred $6,863 of interest expense, which under the terms of the Convertible Note has been added to the principal amount. As of September 30, 2015, the outstanding balance of the Convertible Note is $306,863.

The sale of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On June 5, 2014, our registration statement on Form S-1 (File No. 333-195854) was declared effective by the SEC and also on June 5, 2014 our subsequent registration statement on Form S-1 (File No. 333-196547) became effective upon filing with the SEC in accordance with Rule 462(b) under the Securities Act, for our Public Offering. In our Public Offering, we sold an aggregate 50,025,000 units at an offering price to the public of $10.00 per unit for an aggregate offering price of $500,250,000, with each unit consisting of one share of common stock and one Warrant. Each Warrant entitles the holder thereof to purchase one-half of one share of our common stock at a price of $5.75 per half share. Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as book runners (the “Underwriters”). The Public Offering commenced as of June 6, 2014 and did not terminate before all of the securities registered in the registration statement were sold. On June 11, 2014, we closed the sale of such units, resulting in net proceeds to us of $500,250,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the document previously filed with Amendment No. 3 to the Form S-1 filed by the Company on June 4, 2014).
3.2	Bylaws (incorporated by reference to the document previously filed to the Form S-1 filed by the Company on May 9, 2014).
4.1	Specimen Common Stock Certificate (incorporated by reference to the document previously filed with Amendment No. 1 to the Form S-1 filed by the Company on May 30, 2014).
4.2	Warrant Agreement (incorporated by reference to the document previously filed to the Form 8-K filed by the Company on June 16, 2014).
10.1	Convertible Promissory Note, dated March 26, 2015, issued to WL Ross Sponsor LLC (incorporated by reference to the document previously filed to the Form 10-K filed by the Company on March 31, 2015).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of WL Ross Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WL ROSS HOLDING CORP.

Date: November 12, 2015	/s/ Wilbur L. Ross, Jr.
	Name:	Wilbur L. Ross, Jr.
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2015	/s/ Michael J. Gibbons
	Name:	Michael J. Gibbons
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)