Form 10-K
WL Ross Holding Corp.
filed 2016-01-14
CIK 1604416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-36149

WL ROSS HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	46-5188282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1166 Avenue of the Americas New York, New York 10036	(212) 826-1100
(Address of principal executive offices)	Registrant’s Telephone Number

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, $0.0001 par value, and one Warrant to purchase Common Stock	Nasdaq Capital Market
Common Stock, $0.0001 par value	Nasdaq Capital Market
Warrants to Purchase Common Stock	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15 of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2015 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the Company (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $494,735,250 based on its last reported sales price of $10.41 on NASDAQ Stock Market LLC.

As of January 12, 2016 there were 62,531,250 shares of Company’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders have been incorporated by reference into Part III of this report.

WL ROSS HOLDING CORP.

i

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend”, “should”,” “strive,” “plan,” “intend,” “estimate,” “anticipate,” and similar expressions identify forward-looking statements. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under Item 1A — “Risk Factors.” Many of the risks and factors that will determine these results and stockholder values are beyond our ability to control or predict.

All such forward-looking statements speak only as of the date of this Annual Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements section.

ii

PART I

ITEM 1.	BUSINESS

Introduction

We are a blank check development stage company organized under the laws of the State of Delaware on March 24, 2014. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets (a “Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business. Accordingly, we are not able to conclusively determine at this time whether we will complete a Business Combination with any of the target companies that we have reviewed or with whose management we have had discussions, or with any other target company, or the likelihood thereof. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting solely of cash and/or cash equivalents.

On March 24, 2014, our Sponsor, WL Ross Sponsor LLC, a Delaware limited liability company, purchased an aggregate of 14,375,000 founder shares (“Founder Shares”), for an aggregate purchase price of $25,000 or approximately $0.002 per share.

Our registration statement on Form S-1 (File No. 333-195854) was declared effective on June 5, 2014 and on June 11, 2014 we consummated our IPO of 50,025,000 units (the “Public Units”) of the Company, including 6,525,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each such unit (“Unit”) consists of one share of common stock of the Company, par value $0.0001 per share (“Common Stock”), and one warrant of the Company (“Warrant”), whereby each Warrant entitles the holder thereof to purchase one-half of a share of Common Stock at an exercise price of $5.75 per half share of Common Stock. The Public Units were sold at a price of $10.00 per share, generating gross proceeds to us of $500,250,000. Immediately prior to the pricing of our IPO, on June 5, 2014, our Sponsor forfeited 1,868,750 Founder Shares so that the remaining Founder Shares represent 20.0% of the outstanding shares upon completion of our IPO.

Simultaneously with the commencement of our IPO on June 5, 2014, we completed the private sale of 22,400,000 warrants (the “Private Placement Warrants”) at a purchase price of $0.50 per Private Placement Warrant, to our Sponsor, generating gross proceeds to us of $11,200,000. The Private Placement Warrants are identical to the warrants sold as part of the Public Units in our IPO, except that our Sponsor has agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of our initial Business Combination. The Private Placement Warrants are also not redeemable by us so long as they are held by our Sponsor or its permitted transferees.

A total of $500,250,000, comprised of approximately $489,050,000 of the proceeds from our IPO, including approximately $18,309,150 of the underwriters’ deferred discount, and the proceeds of the sale of the Private Placement Warrants were placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee. These funds will not be released until the earlier of our completion of our initial Business Combination or our liquidation, although we may withdraw the interest earned on the funds held in our Trust Account to pay franchise and income taxes.

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

On March 26, 2015, we issued a convertible promissory note (the “Convertible Note”) to our Sponsor that provides for our Sponsor to loan us up to $300,000 for ongoing expenses. The Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of our Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of Common Stock at a conversion price of $0.60 per warrant. Each warrant will entitle our Sponsor to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants. On

April 16, 2015, we borrowed the total proceeds of $300,000 from the Convertible Note entered with our Sponsor. As of December 31, 2015, the outstanding balance of the Convertible Note was $310,644.

On January 5, 2016, we issued another convertible promissory note (the “Second Convertible Note”) to our Sponsor that provides for our Sponsor to loan us up to $425,000 for ongoing expenses. The Second Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of our Sponsor, any amounts outstanding under the Second Convertible Note may be converted into warrants to purchase shares of Common Stock at a conversion price of $0.50 per warrant. Each warrant will entitle our Sponsor to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants. On January 5, 2016, we borrowed the total proceeds of $425,000 from the Second Convertible Note entered with our Sponsor.

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

In addition, we intend to utilize the networks and industry experience of Mr. Wilbur L. Ross, Jr., the Founder, Chairman and Chief Strategy Officer of WL Ross, and other members of the WL Ross management team in seeking an initial Business Combination. Over the course of their careers, the members of our management team and our Board of Directors (our “Board”) have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of investment opportunities. This network has been developed through our management team’s:

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

Investment Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses, including value-oriented investment opportunities. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into an initial Business Combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies that we believe:

•	Are Well Positioned within Industries Undergoing a Period of Dislocation. Whole industries or sub-segments within industries routinely undergo periods of dislocation, often due to non-recurring macro-economic forces or disturbances, and our management team has a track record of contrarian investing in such industries and sectors, including banking institutions, basic building materials, financial services, metals and mining and transportation. We believe that the perceived risks inherent in these investment opportunities are often greater than the actual risks, and we believe that we are able to analyze and estimate the size of the actual risks through our diligence process. Within dislocated industries, we intend to target companies that have leading market shares, low-cost operations relative to peers or the ability to attain low-cost operations, defensible competitive characteristics or high barriers to entry, entrenched positions with customers and high potential returns on net assets where our capital and sponsorship can assist companies during periods of dislocation.
•	Offer Opportunities to Create Investment Platforms for Consolidation or Growth. Our management team has an aggregate of over 70 years of experience creating platform investments and often consolidating meaningful portions of large industries. Mr. Ross and our management team have previously applied this investment strategy, creating horizontally and vertically integrated platforms, in industries such as steel, coal, automotive component parts and marine transportation. We intend to capitalize on their history of analyzing global macro-economic trends and industry-wide investment themes in the context of potentially creating investment platforms for consolidation or growth.
•	Have Significant Situational or Structural Complexity, which Allows for Attractive Entry Point Valuations. We believe that our management team has expertise undertaking complex transactions and providing flexible, long-term capital solutions, which often enable us to distinguish ourselves from other financial buyers. We believe that situational or structural complexity often hides compelling value that competitors may lack the time, inclination or ability to uncover. Our management team has historically capitalized on such investment situations, which have often taken the form of business, regulatory or legal complexity. We believe that successful private equity investing in complex special situations requires investment structuring expertise, which Mr. Ross and our management team have developed through their experience investing in approximately 158 portfolio companies. We intend to leverage the operational experience and financial acumen of our management team and the investment team of WL Ross to identify structurally complex opportunities where we believe we have the ability to unlock value for the benefit of our stockholders.
•	Are Underperforming Their Potential Peak Operational and/or Financial Performance Capabilities. Companies underperform operationally and financially for various reasons, including due to cost mismanagement, weak relationships with organized labor groups, poorly strategized market positioning, capital investment misallocation, capital structure inefficiencies and ineffective management teams. We believe that given our management team’s experience with value-oriented investing, we are well-positioned to identify investment situations where additional capital investment, effective sponsorship, board of directors supervision and, often, a new management team, will potentially result in improvements in operational and/or financial performance.
•	Offer a Value Proposition that is Not Recognized by the Market. Our management team and the investment professionals of WL Ross typically conduct substantial due diligence with respect to potential acquisition targets, with a goal to uncover value that is unrecognized by the market and would allow us to invest in companies and buy assets at prices that we believe to be below intrinsic value. Our due diligence process typically involves an in-depth analysis of the target’s industry, including competitive positioning and barriers to entry; a strategic, operational and technical review; an analysis of downside protection and alternative channels through which we can realize value; a detailed historical and projected financial review focusing on revenue potential and earnings margins, which is done in concert with a stress test of projected financials; and, often, a quality of earnings review; capital structure analysis; and an evaluation of a company’s management team and their financial incentives.

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

Board Oversight
M&A Strategy
Strategic Alternatives
Operational Enhancement
Capital Structure Optimization
Investment Approval
Business Plan Development
Management Team Selection
Industry Analysis
Financial Due Diligence
Investment Underwriting
Analysis of Business Plan and Strategy
Investment Sourcing
Vast Network of Relationships Utilized for Transaction Sourcing
Portfolio Company Monitoring & Value Creation
Investment Approval
Due Diligence Process
Sourcing

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available for a Business Combination in the amount of $482,338,647 as of December 31, 2015, assuming no redemptions and after payment of up to $18,309,150 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

If an initial Business Combination is paid for using stock or debt securities, or not all of the funds released from our Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of purchases of Common Stock, we may apply the balance of the cash released to us from our Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing an initial Business Combination, to fund the purchase of other companies or for working capital.

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

Selection of a target business and structuring of an initial Business Combination

The NASDAQ rules require that an initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in our Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with an initial Business Combination. The fair market value of the target or targets will be determined by our Board based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from independent investment banking firm that is a member of FINRA, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with an initial Business Combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate an initial Business Combination with another blank check company or a similar company with nominal operations.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for an initial Business Combination if, for example:

•	we issue Common Stock that will be equal to or in excess of 20% of the number of shares of Common Stock then outstanding (other than in a public offering);
•	any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Common Stock could result in an increase in outstanding Common Stock or voting power of 5% or more; or
•	the issuance or potential issuance of Common Stock will result in our undergoing a change of control.

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

In addition, if such purchases are made, the public “float” of Common Stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Redemption rights for public stockholders upon completion of an initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Common Stock upon the completion of an initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in our Trust Account as of December 31, 2015 is approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor has entered into a letter agreement with us, pursuant to which it has agreed to waive its redemption rights with respect to its Founder Shares and any public shares it may hold in connection with the completion of our Business Combination.

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

Upon the public announcement of our Business Combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of Common Stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act. At this time, no such plan currently exists.

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

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their Business Combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial Business Combination, and a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the Business Combination was approved, we would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the Business Combination during which he or she could monitor the price of our stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to us for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the Business Combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the Business Combination is approved.

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

Redemption of public shares and liquidation if no initial Business Combination

Our Sponsor, executive officers and directors have agreed, and our amended and restated certificate of incorporation provides, that we will have only 24 months from the closing of our IPO (June 11, 2016) to complete an initial Business Combination. If we are unable to complete our Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our Business Combination within the 24-month time period.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $10,000 of proceeds held outside our Trust Account as of December 31, 2015, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in our Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds from our IPO and issuance of Private Placements, other than the proceeds deposited in our Trust Account, and without taking into account interest, if any, earned on our Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00 as of December 31, 2015. The proceeds deposited in our Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from our IPO, is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our Business Combination within 24 months from our IPO, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (net of the amount of interest which may be withdrawn to pay taxes and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

These provisions cannot be amended without the approval of holders of 65% of Common Stock. In the event we seek stockholder approval in connection with an initial Business Combination, our amended and restated certificate of incorporation will provide that we may consummate an initial Business Combination only if approved by a majority of the shares of Common Stock voted by our stockholders at a duly held stockholders meeting.

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

Conflicts of Interest

WL Ross manages several investment vehicles. One of these investment vehicles together with certain affiliates, holds a controlling interest in NBNK Investments PLC, a blank check company publicly traded on the AIM with an aggregate amount of assets of approximately £20 million. NBNK is organized in the United Kingdom and is focused on making an investment in the financial services sector in the United Kingdom. Other funds managed by WL Ross or its affiliates may also compete with us for investment opportunities in such industries and sectors as banking institutions, financial services, metals and mining and transportation. If these funds decide to pursue any such opportunity, we may be precluded from procuring such opportunities. Conversely, WL Ross and certain of its affiliates, including us and our Sponsor, may be precluded from pursuing a Business Combination it would otherwise deem attractive as a result of a non-competition agreement running for a period of approximately one more year not to own or acquire any equity interest in, manage or operate anywhere in the United States, the origination, underwriting and servicing of mortgage loans for multifamily apartment properties, affordable multifamily housing, seniors housing and other multifamily and healthcare properties pursuant to programs administered by government agencies. In addition, investment ideas generated within WL Ross, including by Mr. Ross and other persons who may make decisions for us, may be suitable for both us and for a current or future WL Ross fund, may participate, and may be directed to such investment vehicle rather than to us. Neither WL Ross nor members of our management team who are also employed by WL Ross have any obligation to present us with any opportunity for a potential Business Combination of which they become aware. WL Ross and/or our management, in their capacities as officers or managing directors of WL Ross or in their other endeavors, may choose to present potential Business Combinations to the related entities described above, current or future WL Ross investment vehicles, or third parties, before they present such opportunities to us.

In addition, our independent directors may have pre-existing duties or obligations that prevent them from presenting otherwise suitable target businesses to us. Our independent directors will be under no obligation to present opportunities of which they become aware to us, unless such opportunity was expressly offered to the independent director solely in his or her capacity as a director of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

Periodic Reporting and Financial Information

Our units, Common Stock and warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2015 as required by the Sarbanes-Oxley Act. Since we have not been deemed to be a large accelerated filer or an accelerated filer, we are not required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

We may not hold a stockholder vote to approve an initial Business Combination unless the Business Combination would require stockholder approval under applicable state law or the rules of NASDAQ or if we decide to hold a stockholder vote for business or other reasons. For instance, the NASDAQ rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such Business Combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate an initial Business Combination even if holders of a majority of the outstanding shares of Common Stock do not approve of the Business Combination we consummate.

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

Since our Board may complete a Business Combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the Business Combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential

Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe an initial Business Combination.

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

Our Sponsor, executive officers and directors have agreed, and our amended and restated certificate of incorporation provides, that we must complete an initial Business Combination within 24 months from the closing of our IPO (June 11, 2016). We may not be able to find a suitable target business and complete an initial Business Combination within such time period. If we have not completed an initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of an initial Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of Common Stock.

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

In addition, if such purchases are made, the public “float” of Common Stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Our public stockholders will be entitled to receive funds from our Trust Account only upon the earlier to occur of: (i) our completion of an initial Business Combination, and then only in connection with those shares of Common Stock that such stockholder properly elected to redeem, subject to the limitations described herein, and (ii) the redemption of our public shares if we are unable to complete an initial Business Combination within 24 months from the closing of our IPO (June 11, 2016), subject to applicable law and as further described herein. In addition, if we are unable to complete an initial Business Combination within 24 months from the closing of our IPO (June 11, 2016) for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of our IPO before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in our Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit stockholders’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to an initial Business Combination. In order to continue listing our securities on NASDAQ prior to an initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, a company must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Following Robert S. Miller’s resignation from our Board on August 13, 2015, our Board no longer has a majority of independent directors as required by NASDAQ Marketplace Rule 5605(b)(1) and the audit committee of our Board no longer has three members as required by NASDAQ Marketplace Rule 5605(c)(2). Our Board has appointed Robert C. Dinerstein to serve as an independent director on our Board, Audit Committee, and Compensation Committee, effective as of January 15, 2016, at which time we will regain compliance with both the majority independent board requirement and the audit committee membership requirement, within the cure periods as communicated to us by NASDAQ, so that we can continue to list our securities on the NASDAQ Stock Market. We did not hold an annual meeting of the stockholders by December 31, 2015 as required by NASDAQ Marketplace Rule 5620(a). To regain compliance so that we can continue to list our securities on the NASDAQ Stock Market, we have scheduled the 2015 annual meeting of the stockholders for February 11, 2016, within the cure period as communicated to us by NASDAQ. Additionally, in connection with an initial Business Combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4 per share and our stockholders’ equity would generally be required to be at least $5 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•	a determination that Common Stock is a “penny stock” which will require brokers trading in Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units and Common Stock and warrants are listed on NASDAQ, our units, Common Stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect stockholders in blank check companies, such as Rule 419. Accordingly, stockholders will not be afforded the benefits or protections of those rules. Among other things, this means our units became immediately tradable and we have a longer period of time to complete our Business Combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in our Trust Account to us unless and until the funds in our Trust Account were released to us in connection with our completion of an initial Business Combination.

If we seek stockholder approval of an initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of Common Stock, you will lose the ability to redeem all such shares in excess of 15% of Common Stock.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of Common Stock redeemed and, in the event we seek stockholder approval of our Business Combination, we make purchases of Common Stock, we will potentially reduce the resources available to us for an initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete an initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify (as described below)), and our warrants will expire worthless.

If the net proceeds of our IPO not being held in our Trust Account are insufficient to allow us to operate for at least 24 months after our IPO, we may be unable to complete an initial Business Combination.

As of December 31, 2015, we have $10,000 available to us outside the Trust Account to fund our working capital requirements. We have issued convertible notes to our Sponsor on two occasions, March 26, 2015 and January 5, 2016, that provide for our Sponsor to loan us up to $300,000 and $425,000, respectively, for ongoing expenses. The funds currently available to us outside of our Trust Account may still not be sufficient to allow us to operate for at least the 24 months after the completion of our IPO (June 11, 2016) assuming that an initial Business Combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete an initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement. As such, there is a risk that we will be unable to continue as a going concern and consummate an initial Business Combination.

We are a development stage blank check company, and as we have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern and consummate an initial Business Combination. If we do not complete an initial Business Combination by June 11, 2016, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. In addition if we fail to complete an initial Business Combination by June 11, 2016, there will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless.

If the net proceeds of our IPO not being held in our Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete an initial Business Combination and we will depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our Business Combination.

As of December 31, 2015, we have $10,000 available to us outside our Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside our Trust Account or from funds released to us upon completion of an initial Business Combination. If we are unable to complete an initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate our Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

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

If, after we distribute the proceeds in our Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.

If, after we distribute the proceeds in our Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from our Trust Account prior to addressing the claims of creditors.

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

We are not registering the shares of Common Stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than fifteen (15) business days after the closing of an initial Business Combination, to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Common Stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we would be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if Common Stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Common Stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Common Stock for sale under all applicable state securities laws.

The grant of registration rights to our Sponsor and holders of our Private Placement Warrants may make it more difficult to complete an initial Business Combination, and the future exercise of such rights may adversely affect the market price of Common Stock.

Pursuant to an agreement that was entered into concurrently with the issuance and sale of the securities in our IPO, our Sponsor and its permitted transferees can demand that we register the Founder Shares and privately placed shares of Common Stock, if any, and holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of Common Stock issuable upon exercise of the Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of Common Stock. In addition, the existence of the registration rights may make an initial Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of Common Stock that is expected when the securities owned by our Sponsor, holders of our Private Placement Warrants or their respective permitted transferees are registered.

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

Unless we complete our Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking or accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to an initial Business Combination.

We may issue additional common or preferred shares to complete an initial Business Combination or under an employee incentive plan after completion of an initial Business Combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2015, there are 101,006,250 authorized but unissued shares of Common Stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants. We may issue a substantial number of additional shares of common or preferred stock to complete an initial Business Combination or under an employee incentive plan after completion of an initial Business Combination, however our amended and restated certificate of incorporation provides, among other things, that prior to an initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from our Trust Account or (ii) vote on any initial Business Combination. The issuance of additional shares of Common Stock or preferred stock:

•	may significantly dilute the equity interest of current stockholders;
•	may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded Common Stock;
•	could cause a change in control if a substantial number of Common Stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market prices for our units, Common Stock and/or warrants.

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

Our key personnel may be able to remain with us after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of an initial Business Combination.

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

On March 24, 2014, our Sponsor purchased an aggregate of 14,375,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Immediately prior to the pricing of our IPO, on June 5, 2014, our Sponsor forfeited 1,868,750 Founder Shares so that the remaining Founder Shares represent 20.0% of the outstanding shares upon completion of our IPO. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, also simultaneously with the commencement of our IPO on June 5, 2014, our Sponsor purchased an aggregate of 22,400,000 Private Placement Warrants, each exercisable for one-half of one share of Common Stock at $5.75 per half share, for a purchase price of $11,200,000, or $0.50 per warrant, that will also be worthless if we do not complete a Business Combination.

The Founder Shares are identical to the shares of Common Stock included in the units sold in our IPO. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed Business Combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial Business Combination.

On March 26, 2015, we issued the Convertible Note to our Sponsor that provides for our Sponsor to loan us up to $300,000 for ongoing expenses. The Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of our Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of Common Stock at a conversion price of $0.60 per warrant. Each warrant will entitle our Sponsor to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants. On April 16, 2015, we borrowed the total proceeds of $300,000 from the Convertible Note entered with our Sponsor. As of December 31, 2015, the outstanding balance of the Convertible Note was $310,644.

On January 5, 2016, we issued the Second Convertible Note to our Sponsor that provides for our Sponsor to loan us up to $425,000 for ongoing expenses. The Second Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of our Sponsor, any amounts outstanding under the Second Convertible Note may be converted into warrants to purchase shares of Common Stock at a conversion price of $0.50 per warrant. Each warrant will entitle our Sponsor to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants. On January 5, 2016, we borrowed the total proceeds of $425,000 from the Second Convertible Note entered with our Sponsor.

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

Although we currently have no commitments to issue any additional notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in our Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from our Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on Common Stock;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on Common Stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of our IPO and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2015, the net proceeds for our IPO and the sale of Private Placement Warrants provided us with approximately $482,338,647 that we may use to complete our Business Combination (excluding up to approximately $18,309,150 of deferred underwriting commissions being held in our Trust Account).

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

We may structure a Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Common Stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Common Stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of Common Stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of our stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

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

The provisions of our amended and restated certificate of incorporation that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of Common Stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial Business Combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of our IPO and the sale of Private Placement Warrants into our Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of Common Stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of Common Stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of Common Stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our Sponsor, who owned 20.0% of Common Stock upon the closing of our IPO, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner it chooses. This influence would increase to the extent our Sponsor exercises its option to invest up to an additional $100,000,000 to purchase shares. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

Although we believe that the net proceeds of our IPO, the sale of the Private Placement Warrants, the Convertible Note, and the Second Convertible Note will be sufficient to allow us to complete an initial Business Combination, because we have not executed or consummated any definitive agreements with any identified business combination target we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of an initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with an initial Business Combination or the terms of negotiated transactions to purchase shares in connection with an initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete an initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Business Combination. If we are unable to complete an initial Business Combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our Trust Account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify), and our warrants will expire worthless.

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

In addition, our Board, whose members were elected by our Sponsor, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” Board, not all members of our Board will be considered for election and our Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our Sponsor will continue to exert control at least until the completion of our Business Combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Common Stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of Common Stock and make it more difficult to effectuate our Business Combination.

We issued warrants to purchase 25,012,500 shares of Common Stock as part of our IPO and simultaneously with the commencement of our IPO on June 5, 2014, we issued an aggregate of 22,400,000 Private Placement Warrants to our Sponsor, each exercisable to purchase one-half of one share of Common Stock at $5.75 per half share. On March 26, 2015, we issued the Convertible Note to our Sponsor that, at the option of our Sponsor, may be converted into warrants to purchase shares of Common Stock at a conversion price of $0.60 per warrant, exercisable to purchase one-half of one share of Common Stock at $5.75 per half share. On January 5, 2016, we issued the Second Convertible Note to our Sponsor that, at the option of our Sponsor, may be converted into warrants to purchase shares of Common Stock at a conversion price of $0.50 per warrant, exercisable to purchase one-half of one share of Common Stock at $5.75 per half share. In addition, prior to consummating an initial Business Combination, nothing prevents us from issuing additional securities in a private placement so long as they do not participate in any manner in the Trust Account or vote as a class with the Common Stock on a Business Combination. To the extent we issue shares of Common Stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Common Stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Common Stock and reduce the value of the shares of Common Stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

Because each warrant is exercisable for only one-half of one share of Common Stock, the units may be worth less than units of other blank check companies.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2015. Since we have not been deemed to be a large accelerated filer or an accelerated filer, we are not required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for Common Stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered Board and the ability of our Board to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

On March 26, 2015, our Sponsor irrevocably and unconditionally waived the $10,000 per month payment obligations for the period beginning on January 1, 2015 and ending on December 31, 2015. On January 13, 2016, our Sponsor irrevocably and unconditionally waived the $10,000 per month payment obligations for the period beginning on January 1, 2016 and ending on December 31, 2016.

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

(a) Market Information

Our units, each of which consist of one share of Common Stock, par value $0.0001 per share, and one warrant to purchase one-half of one share of Common Stock, began trading on NASDAQ under the symbol “WLRHU” on June 6, 2014. On August 4, 2014, we announced that holders of our units could elect to separately trade the Common Stock and the warrants included in the units, or to continue to trade the units without separating them. On August 5, 2014, the Common Stock and warrants began trading on NASDAQ under the symbols “WLRH” and “WLRHW”, respectively. Each warrant entitles the holder to purchase one-half of one share of Common Stock at a price of $5.75 per half share, subject to adjustments as described in our final prospectus filed with the SEC on June 5, 2014. Warrants may only be exercised for a whole number of shares of Common Stock and will become exercisable 30 days after the completion of an initial Business Combination. Our warrants will expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation as described in our prospectus.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per unit, Common Stock and warrants as reported on the NASDAQ for the period from January 1, 2015 through December 31, 2015.

	Units (WLRHU)		Common Stock (WLRH)		Warrants (WLRHW)
Fiscal 2015:	High	Low	High	Low	High	Low
Quarter ended 3/31/2015	$11.60	$10.28	$10.45	$9.83	$1.35	$0.48
Quarter ended 6/30/2015	$12.17	$10.40	$10.89	$9.99	$2.50	$0.63
Quarter ended 9/30/2015	$11.48	$10.44	$10.58	$10.06	$1.09	$0.61
Quarter ended 12/31/2015	$11.47	$8.64	$10.49	$9.80	$0.92	$0.21

(b) Holders

On January 12, 2016, there was 1 record holder and approximately 990 beneficial holders of our units, 2 record holders and approximately 1,000 beneficial holders of our separately traded Common Stock, and 2 record holders and approximately 306 beneficial holders of our separately traded warrants.

(c) Dividends

We have not paid any cash dividends on Common Stock to date and do not intend to pay cash dividends prior to the completion of an initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial Business Combination. The payment of any cash dividends subsequent to an initial Business Combination will be within the discretion of our Board at such time. In addition, our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

The graph below compares the cumulative total return for our units from January 1, 2015, through December 31, 2015 with the comparable cumulative return of three indices: the S&P 500 Index, the Dow Jones Industrial Average Index and NASDAQ. The graph assumes $100 invested on January 2, 2015 in our units and $100 invested at that same time in each of the three listed indices.

WL Ross Holding Corp. vs. S&P 500, DJIA & NASDAQ

WL Ross Holding Corp. vs S&P 500, DJIA and NASDAQ
WLRHU
DOW
NASDAQ
S&P 500
15%
10%
5%
0%
-5%
-10%
-15%
Cumulative Growth Rate
NASDAQ 7.30%
S&P 1.40%
DOW 0.14%
WLRHU (11.26%)
1/2/15
2/2/15
3/2/15
4/2/15
5/2/15
6/2/15
7/2/15
8/2/15
9/2/15
10/2/15
11/2/15
12/2/15
12/31/15

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

On June 5, 2014, simultaneously with the commencement of our IPO, we consummated a sale of 22,400,000 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, generating total proceeds of $11,200,000. The Private Placement Warrants, which were purchased by our Sponsor, are substantially similar to the warrants underlying the units issued in our IPO, except that if held by the original holder or their permitted assign, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of our Business Combination. If the Private Placement Warrants are held by holders other than our initial holders, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants.

On March 26, 2015, we issued the Convertible Note to our Sponsor that provides for our Sponsor to loan us up to $300,000 for ongoing expenses. The Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of our Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of Common Stock at a conversion price of $0.60 per warrant. Each warrant will entitle our Sponsor to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to our Sponsor. On April 16, 2015, we borrowed the total proceeds of $300,000 from the Convertible Note entered with our Sponsor. As of December 31, 2015, the outstanding balance of the Convertible Note was $310,644.

On January 5, 2016, we issued the Second Convertible Note to our Sponsor that provides for our Sponsor to loan us up to $425,000 for ongoing expenses. The Second Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of our Sponsor, any amounts outstanding under the Second Convertible Note may be converted into warrants to purchase shares of Common Stock at a conversion price of $0.50 per warrant. Each warrant will entitle our Sponsor to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants. On January 5, 2016, we borrowed the total proceeds of $425,000 from the Second Convertible Note entered with our Sponsor.

The sale of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On June 5, 2014, our registration statement on Form S-1 (File No. 333-195854) was declared effective by the Securities and Exchange Commission for our IPO pursuant to which we sold an aggregate 50,025,000 units at an offering price to the public of $10.00 per unit for an aggregate offering price of $500,250,000, with each unit consisting of one share of Common Stock and one Warrant. Each Warrant entitles the holder thereof to purchase one-half of one share of Common Stock at a price of $5.75 per half share. Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as book runners (the “Underwriters”). Our IPO did not terminate before all of the securities registered in the registration statement were sold. On June 11, 2014, we closed the sale of such units, resulting in net proceeds to us of $500,250,000.

We paid a total of approximately $9,204,600 in underwriting discounts and commissions and approximately $960,000 for other costs and expenses related to our IPO. In addition, the Underwriters agreed to defer approximately $18,309,150 in underwriting discounts and commissions, which amount will be payable upon consummation of our Business Combination, if consummated. We also repaid the $350,000 in loans made to us by our Sponsor to cover expenses related to the IPO. As of December 31, 2015, we accrued $68,000 payable to an affiliate of our Sponsor pursuant to the terms of our Administrative Services Agreement. No payments were made by us to directors, officers or persons owning ten percent or more of Common Stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final Form 10-K filed with the Securities and Exchange Commission on March 31, 2015.

Net proceeds of $500,250,000 from our IPO and simultaneous sale of the Private Placement Warrants including $18,309,150 of deferred underwriting commissions are being held our a Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, acting as trustee, invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (e)(2), (e)(3) and (e)(4) of Rule 2a-7 of the 1940 Act, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

The amount of proceeds not deposited in the Trust Account was $1,095,400. In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income tax obligations.

Our Sponsor, executive officers and directors have agreed, and our amended and restated certificate of incorporation provides, that we will have only 24 months from the completion of our IPO (June 11, 2016) to complete an initial Business Combination. If we are unable to complete our Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

As of December 31, 2015, after giving effect to our IPO and our operations subsequent thereto, approximately $500,647,797 was held in the Trust Account and we had approximately $10,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant financial data for our business and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K.

Income Statement Data

	Year ended December 31, 2015	For the Period March 24, 2014 (Inception) through December 31, 2014
Loss from operations	$(776,412)	$(1,102,732)
Interest income	443,800	65,646
Loss before provision for taxes	(332,612)	(1,037,086)
Provision for income taxes	—	—
Net loss	$(332,612)	$(1,037,086)
Per Share Data:
Net loss per common share – basic and diluted	$(0.02)	$(.07)
Weighted average number of common shares outstanding – basic and diluted	14,846,923	14,619,097

Balance Sheet Data

	As of December 31, 2015	As of December 31, 2014
Working capital(1)	$481,631,552	$481,964,164
Total assets(2)	$500,706,451	$501,269,689
Total liabilities	$19,074,899	$19,305,525
Value of Common Stock that may be redeemed in connection with an initial Business Combination ($10.00 per share)	$476,631,550	$476,964,160
Stockholders’ equity(3)	$5,000,002	$5,000,004

(1)	For 2015, includes $500,647,797 held in trust from the proceeds of our IPO and the sale of the private placement warrants, plus $10,000 in cash held outside of our Trust Account, plus $48,654 of other assets, less $765,749 of current liabilities, less $18,309,150 of deferred offering costs. For 2014, includes $500,315,646 held in trust from the proceeds of our IPO and the sale of the private placement warrants, plus $801,415 in cash held outside of our Trust Account, plus $152,628 of other assets, less $996,375 of current liabilities, less $18,309,150 of deferred offering costs.
(2)	For 2015, includes $500,647,797 held in trust from the proceeds of our IPO and the sale of the private placement warrants, plus $10,000 in cash held outside of our Trust Account, plus $48,654 of other assets as of December 31, 2015. For 2014, includes $500,315,646 held in trust from the proceeds of our IPO and the sale of the private placement warrants, plus $801,415 in cash held outside of our Trust Account, plus $152,628 of other assets as of December 31, 2014.

(3)	For 2015, excludes 47,663,155 shares of Common Stock purchased in the public market, which are subject to redemption in connection with an initial Business Combination (approximately $10.00 per shares). For 2014, excludes 47,696,416 shares of Common Stock purchased in the public market, which are subject to redemption in connection with an initial Business Combination (approximately $10.00 per shares).

As of December 31, 2015 and December 31, 2014 the total assets amount includes approximately $500,647,797 and $500,315,646 being held in the Trust Account, $482,338,647 and $482,006,496 of which, respectively, is available to us for the purposes of consummating a Business Combination within the time period described in this Annual Report, with $18,309,150 in deferred underwriting fees payable upon consummation of a Business Combination and the remaining $10,000 and $801,415 as of December 31, 2015 and December 31, 2014, respectively, being available to us for general working capital purposes. If a Business Combination is not so consummated, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to our public stockholders.

If we seek stockholder approval of any Business Combination, we will offer holders of our Public Shares the right to have his, her or its Public Shares converted to cash (subject to the limitations described elsewhere in this Annual Report) regardless of whether such stockholder votes for or against such proposed Business Combination. We will close an initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such closing and, solely if we seek stockholder approval, a majority of the outstanding shares of Common Stock voted are voted in favor of the Business Combination. Accordingly, public stockholders owning 47,663,155 shares sold in the IPO may exercise their conversion rights at an initial per share conversion price of $10.00 (not taking into account taxes that may be due or interest earned on the Trust Account) and we could still close a proposed Business Combination so long as a majority of shares voted at the meeting are voted in favor of the proposed Business Combination. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 20% of the Public Shares. Generally, in this context, a stockholder will be deemed to be acting in concert or as a group with another stockholder when such stockholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities.

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

As indicated in the accompanying financial statements, at December 31, 2015, we had approximately $10,000 in cash and deferred offering costs of $18,309,150. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial Business Combination will be successful.

Results of Operations

For the year ended December 31, 2015, we had a net loss of $332,612. Our entire activity through December 31, 2015 was the identification of a target company for an initial Business Combination. Subsequent to December 31, 2015, our activities mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by June 11, 2016.

As indicated by the accompanying financial statements, at December 31, 2015, we had approximately $10,000 in cash and deferred offering costs of $18,309,150. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial Business Combination will be successful.

For the period from March 24, 2014 to December 31, 2014, we had a net loss of $1,037,086. Our entire activity from March 24, 2014 to December 31, 2014 was the identification of a target company for an initial Business Combination. Subsequent to December 31, 2015, our activities mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by June 11, 2016.

Liquidity and Capital Resources

Prior to our IPO, on March 24, 2014, our Sponsor purchased an aggregate of 14,375,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Immediately prior to the pricing of our IPO, on June 5, 2014, our Sponsor forfeited 1,868,750 Founder Shares so that the remaining Founder Shares represented 20.0% of the outstanding shares upon completion of our IPO. On June 11, 2014, we consummated our IPO of 50,025,000 units (which includes the full exercise of the underwriters’ over-allotment option) at a price of $10.00 per unit generating gross proceeds of $500,250,000 before underwriting discounts and expenses. Simultaneously with the commencement of our IPO, on June 5, 2014, we consummated the private sale of an aggregate of 22,400,000 Private Placement Warrants, each exercisable to purchase one-half of one share of Common Stock at $5.75 per half share, to our Sponsor, at a price of $0.50 per Private Placement Warrant, generating proceeds, before expenses, of $11,200,000. We received net proceeds from our IPO and the sale of the Private Placement Warrants of approximately $501,345,400, net of the non-deferred portion of the underwriting commissions of $9,204,600 and offering costs and other expenses of approximately $900,000. The amount of proceeds not deposited in the Trust Account (defined below) was $1,095,400 at closing of our IPO. In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income tax obligations. For a description of the proceeds generated in our IPO and a discussion of the use of such proceeds, we refer you to Note 3 of the financial statements included in Item 8 of this Report.

As of December 31, 2015, investment securities in our Trust Account consisted of $499,848,764 invested in U.S. government treasury bills with a maturity of 140 days or less and $799,033 in a money market fund. As of December 31, 2014, investment securities in our Trust Account consisted of $500,151,393 invested in U.S. government treasury bills with a maturity of 169 days or less and $164,253 held in cash.

As of December 31, 2015, we had cash held outside of our Trust Accounts, of $10,000, which is available to fund our working capital requirements. As of December 31, 2014, we had cash held outside of our Trust Accounts, of $801,415, which is available to fund our working capital requirements.

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

On March 26, 2015, we issued the Convertible Note to our Sponsor that provides for our Sponsor to loan us up to $300,000 for ongoing expenses. The Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of our Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of Common Stock at a conversion price of $0.60 per warrant. Each warrant will entitle our Sponsor to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to our Sponsor. On April 16, 2015, we borrowed the total proceeds of $300,000 from the Convertible Note entered with our Sponsor. As of December 31, 2015, the outstanding balance of the Convertible Note was $310,644.

On January 5, 2016, we issued the Second Convertible Note to our Sponsor that provides for our Sponsor to loan us up to $425,000 for ongoing expenses. The Second Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of our Sponsor, any amounts outstanding under the Second Convertible Note may be converted into warrants to purchase shares of Common Stock at a conversion price of $0.50 per warrant. Each warrant will entitle our Sponsor to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants. On January 5, 2016, we borrowed the total proceeds of $425,000 from the Second Convertible Note entered with our Sponsor.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to pay an affiliate of our Sponsor a monthly fee of $10,000. This amount covers secretarial and administrative services provided to members of our management team by our Sponsor, members of our Sponsor, and our management team or their affiliates. Upon completion of a Business Combination or our liquidation, we will cease paying this monthly fee.

On March 26, 2015, our Sponsor irrevocably and unconditionally waived the $10,000 per month payment obligations for the period beginning on January 1, 2015 and ending on December 31, 2015. On January 13, 2016, our Sponsor irrevocably and unconditionally waived the $10,000 per month payment obligations for the period beginning on January 1, 2016 and ending on December 31, 2016.

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

Offering costs

We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our IPO and were charged to stockholders’ equity upon the completion of our IPO. Accordingly, at December 31, 2015, offering costs totaling approximately $28,473,750 (including $27,513,750 in underwriters’ fees) have been charged to stockholders’ equity.

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

Accordingly, at December 31, 2015, 47,663,155 of the 50,025,000 Public Shares were classified outside of permanent equity at its redemption value.

Accordingly, at December 31, 2014, 47,696,416 of the 50,025,000 Public Shares were classified outside of permanent equity at its redemption value.

Loss per share of Common Stock

Net loss per common share is computed by dividing net loss applicable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period, plus to the extent dilutive the incremental number of shares of Common Stock to settle warrants, as calculated using the treasury stock method. At December 31, 2015, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in our earnings under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

As of December 31, 2015, the Company’s financial statements have been presented to conform with the reporting and disclosure requirements of the above standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISKS

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. To date, our efforts have been limited to organizational activities and activities relating to our IPO and the identification of a target business. As of December 31, 2015, approximately $482,338,647 (excluding approximately $18,309,150 of deferred underwriting discounts) was held in trust for the purposes of consummating a Business Combination. The proceeds held in trust (including the deferred underwriting discounts) consist of $499,848,764 invested in U.S. government treasury bills with a maturity of 161 days or less and $799,033 held in a money market fund. We have neither engaged in any operations nor generated any revenues. As the proceeds from our IPO held in trust have been invested in short term investments, we are subject to market risk primarily through the effect of changes in interest rates on government securities. However, due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. As of December 31, 2015, the effective annualized interest rate payable on our investments was approximately 0.12%.

We have not engaged in any hedging activities since our inception on March 24, 2014. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data (unaudited)

The following table presents selected unaudited quarterly financial data of the Company for the year ended December 31, 2015.

	2015				Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating Expenses:
Professional fees and other expenses	$(165,820)	$(86,426)	$(78,013)	$(255,509)	$(585,768)
State franchise taxes, other than income tax	(43,890)	(46,110)	(45,000)	(45,000)	(180,000)
Interest on Sponsor convertible note	—	(3,082)	(3,781)	(3,781)	(10,644)
Loss from operations	(209,710)	(135,618)	(126,794)	(304,290)	(776,412)
Other Income:
Interest income – T-Bills	83,095	100,353	97,743	162,609	443,800
Net Income (Loss)	$(126,615)	$(35,265)	$(29,051)	$(141,681)	$(332,612)
Income (Loss) per common share:
Basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted Average shares outstanding:
Basic and diluted	14,834,975	14,847,535	14,851,054	14,854,081	14,846,923
Balance Sheet Data (at period end)
Cash	$614,334	$263,591	$229,666	$10,000	$10,000
Prepaid Expenses	157,827	118,343	87,755	48,654	48,654
Investments and cash held in Trust Account	500,398,741	500,443,270	500,513,100	500,647,797	500,647,797
Total Assets	501,170,902	500,825,204	500,830,521	500,706,451	500,706,451
Deferred Underwriting Fee	18,309,150	18,309,150	18,309,150	18,309,150	18,309,150
Total Liabilities	19,333,353	19,022,920	19,057,288	19,074,899	19,074,899
Common Stock subject to possible redemption	476,837,540	476,802,280	476,773,230	476,631,550	476,631,550
Total stockholders’ equity	$5,000,009	$5,000,004	$5,000,003	$5,000,002	$5,000,002

The Board of Directors and Stockholders
WL Ross Holding Corp.:

We have audited the accompanying balance sheets of WL Ross Holding Corp. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2015 and for the period from March 24, 2014 (inception) to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WL Ross Holding Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for year ended December 31, 2015 and for the period from March 24, 2014 (inception) to December 31, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company will cease all operations, except for the purpose of winding up, redeem all public shares outstanding and dissolve and liquidate in the event that the Company does not consummate an initial business combination by June 11, 2016. Additionally, the Company has suffered recurring losses from operations and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
New York, New York
January 14, 2016

WL ROSS HOLDING CORP.

BALANCE SHEETS
December 31, 2015

	December 31, 2015	December 31, 2014
ASSETS:
Current assets:
Cash	$10,000	$801,415
Prepaid expenses	48,654	152,628
Total current assets	58,654	954,043
Noncurrent assets:
Investments and cash held in Trust Account	500,647,797	500,315,646

Total assets	$500,706,451	$501,269,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$386,811	$856,821
Sponsor convertible note	310,644	—
State franchise tax accrual	68,294	139,554
Total current liabilities	765,749	996,375

Other liabilities:
Deferred underwriting compensation	18,309,150	18,309,150

Total liabilities	19,074,899	19,305,525

Common stock subject to possible redemption; 47,663,155 and 47,696,416 shares at December 31, 2015 and December 31, 2014, respectively (at redemption value of $10.00 per share)	476,631,550	476,964,160

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized, 14,868,095 and 14,834,834 shares issued and outstanding (excluding 47,663,155 and 47,696,416 subject to possible redemption) at December 31, 2015 and December 31, 2014, respectively	1,486	1,483
Additional paid-in-capital	6,368,214	6,035,607
Accumulated deficit	(1,369,698)	(1,037,086)
Total stockholders’ equity	5,000,002	5,000,004
Total liabilities and stockholders’ equity	$500,706,451	$501,269,689

See accompanying notes to financial statements.

WL ROSS HOLDING CORP.

STATEMENT OF OPERATIONS

	Year ended December 31, 2015	For the Period from March 24, 2014 (inception) to December 31, 2014
Revenue	$—	$—
Professional fees and other expenses	(585,768)	(963,178)
State franchise taxes, other than income tax	(180,000)	(139,554)
Interest on Sponsor convertible note	(10,644)	—
Loss from operations	(776,412)	(1,102,732)
Other income – Interest income	443,800	65,646
Net loss attributable to common shares	$(332,612)	$(1,037,086)

Weighted average common shares outstanding, basic and diluted (excluding shares subject to possible redemption)	14,846,923	14,619,097

Net loss per common share:
Basic and diluted	$(0.02)	$(0.07)

See accompanying notes to financial statements.

WL ROSS HOLDING CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the year ended December 31, 2015 and for the period from
March 24, 2014 (inception) to December 31, 2014

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2015	14,834,834	$1,483	$6,035,607	$(1,037,086)	$5,000,004

Change in shares subject to possible redemption	33,261	3	332,607	—	332,610

Net loss for the year ended December 31, 2015	—	—	—	(332,612)	(332,612)
Balances, December 31, 2015	14,868,095	$1,486	$6,368,214	$(1,369,698)	$5,000,002

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Sale of common stock to Sponsor on March 24, 2014 at $0.002 per share	14,375,000	$1,437	$23,563	$—	$25,000

Forfeiture of common stock by Sponsor on June 5, 2014	(1,868,750)	(187)	187	—	—

Sale of common stock on June 5, 2014 at $10.00 per share	50,025,000	5,003	500,244,997	—	500,250,000

Sale of 22,400,000 of Private Placement Warrants on June 5, 2014 at $0.50 per warrant	—	—	11,200,000	—	11,200,000

Underwriters compensation and offering expenses	—	—	(28,473,750)	—	(28,473,750)

Common stock subject to possible redemption; 47,800,124 (at redemption value of $10.00 per share)	(47,800,124)	(4,780)	(477,996,460)	—	(478,001,240)

Change in proceeds subject to possible redemption to 47,696,416 shares at redemption value	103,708	10	1,037,070	—	1,037,080

Net loss attributable to common shares	—	—	—	(1,037,086)	(1,037,086)
Balances, December 31, 2014	14,834,834	$1,483	$6,035,607	$(1,037,086)	$5,000,004

See accompanying notes to financial statements.

WL ROSS HOLDING CORP.

STATEMENT OF CASH FLOWS

	Year ended December 31, 2015	For the Period from March 24, 2014 (inception) to December 31, 2014
Cash flows from operating activities:
Net loss	$(332,612)	$(1,037,086)
Adjustments to reconcile net loss to net cash used in operations:
Decrease/(Increase) in prepaid expenses	103,974	(152,628)
Increase/(Decrease) in accrued state franchise tax	(71,260)	139,554
Increase/(Decrease) in accrued expenses	(470,010)	856,821
Accrued interest on Sponsor convertible note	10,644	—
Amortization of original issue discount	(108,098)	(14,376)
Interest on investments	(335,702)	(51,270)
Net cash used by operating activities	(1,203,064)	(258,985)

Cash flows from investing activities:
Withdrawal of trust account funds for payment of Delaware franchise tax	111,649	—
Proceeds deposited into trust account for investments	—	(500,250,000)
Net cash provided by/(used in) investing activities	111,649	(500,250,000)

Cash flows from financing activities:
Proceeds from sale of common stock to Sponsor	—	25,000
Proceeds from sale of common stock through public offering	—	500,250,000
Proceeds from Sponsor to purchase private placement warrants	—	11,200,000
Proceeds from note payable – related party	—	350,000
Payment of underwriting discounts	—	(9,204,600)
Payment of accrued formation and offering costs	—	(960,000)
Payment of note payable – related party	—	(350,000)
Proceeds from Sponsor convertible note	300,000
Net cash provided by financing activities	300,000	501,310,400
Increase (decrease) in cash	(791,415)	801,415
Cash at beginning the period	801,415	—
Cash at end of the period	$10,000	$801,415

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$—	$18,309,150

Supplemental disclosure of cash flow information
Cash paid for state franchise taxes	$(251,260)	$—

See accompanying notes to financial statements.

WL ROSS HOLDING CORP.

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

At December 31, 2015, the Company had not commenced any operations. All activity for the period from March 24, 2014 (inception) through December 31, 2015 relates to the Company’s formation, initial public offering (“Public Offering”) described below and efforts directed toward locating a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

Financing

The Company intends to finance a Business Combination with the proceeds from a $500,250,000 Public Offering (Note 3) and an $11,200,000 private placement (Note 4).

Upon the closing of the Public Offering and the private placement, $500,250,000 was placed in a trust account with the Continental Stock Transfer & Trust Company (the “Trust Account”) acting as Trustee.

Trust Account

The Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. As of December 31, 2015 and December 31, 2014 the Trust Account consisted of U.S. government treasury bills and cash.

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

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including

WL ROSS HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations  – (continued)

interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by NASDAQ rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem or repurchase its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption or repurchase of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

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

WL ROSS HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2015 and 2014 and the results of operations and cash flows for the periods presented.

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2015, the Company had outstanding warrants to purchase 36,212,500 shares of common stock and notes that could convert into warrants and potentially be exercised or converted into common shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive loss per share of common stock is equal to basic loss per share of common stock.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at December 31, 2015 and December 31, 2014, offering costs totaling approximately $28,473,750 (including $27,513,750 in underwriters’ fees) have been charged to stockholders’ equity.

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

WL ROSS HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

2. Significant Accounting Policies  – (continued)

Accordingly, at December 31, 2015 and December 31, 2014, 47,663,155 and 47,696,416, respectively, of the 50,025,000 public shares were classified outside of permanent equity at its redemption value.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2015 and December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

WL ROSS HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

2. Significant Accounting Policies  – (continued)

As of December 31, 2015, the Company’s financial statements have been presented to conform with the reporting and disclosure requirements of the above standards.

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

In addition, at December 31, 2015, the Company had current liabilities of $765,749 and negative working capital of $707,095 largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination described in Note 1. Such work is continuing after December 31, 2015 and amounts are continuing to accrue. The Company expects to pay many of these costs upon consummation of the Business Combination. The uncertainty regarding the lack of resources to pay the above noted liabilities raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue operations.

3. Public Offering

Public Units

On June 11, 2014, the Company sold 50,025,000 at a price of $10.00 per unit (the “Public Units”) in the Public Offering. Each Unit consists of the Company’s share of our common stock, $0.0001 par value per share and one redeemable common stock purchase warrant (the “Warrants”).

Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act following the completion of the Business Combination. Each Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued in connection with the 50,025,000 Public Units during the exercise period, there will be no net cash settlement

WL ROSS HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

3. Public Offering  – (continued)

of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $24.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

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

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier of (A) one year after the completion of the Business Combination, or earlier if, subsequent to the Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (B) the date on which the Company completes complete a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).

Rights — The Founder Shares are identical to the public shares except that (i) the Founder Shares are subject to certain transfer restrictions, as described above, and (ii) the Sponsor has agreed to waive redemption rights in connection with the Business Combination with respect to the Founders Shares and any public shares they may purchase, and to waive their redemption rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 24 months from the closing of the Public Offering (June 11, 2016).

Voting — If the Company seeks stockholder approval of a Business Combination, the Sponsor has agreed to vote its Founder Shares and any public shares purchased during or after the Public Offering in favor of the Business Combination.

Redemption — Although the Sponsor and its permitted transferees will waive their redemption rights with respect to the Founder Shares the Company faila to complete a Business Combination within the prescribed time frame, they will be entitled to redemption rights with respect to any public shares they may own.

Prior to the Public Offering, we had granted the Sponsor the option to purchase, simultaneously with the consummation of an initial Business Combination, up to an additional 10,000,000 shares of common stock at a price of $10.00 per share.

WL ROSS HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

4. Related Party Transactions  – (continued)

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

On March 26, 2015, the Company issued a convertible promissory note (the “Convertible Note”) to the Sponsor that provides for the Sponsor to loan us up to $300,000 for ongoing expenses. The Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of the Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of our common stock at a conversion price of $0.60 per warrant. Each warrant will entitle the Sponsor to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to the Sponsor. On April 16, 2015, the Company borrowed the total proceeds of $300,000 from the Convertible Note entered with the Sponsor. For the year ended December 31, 2015, the Company incurred $10,644 of interest expense which under the terms of the Convertible Note has been added to the principal amount. As of December 31, 2015, the outstanding balance of the Convertible Note is $310,644.

WL ROSS HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

4. Related Party Transactions  – (continued)

Administrative Service Agreement

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to WL Ross & Co. LLC, an affiliate of the Sponsor. Upon the completion of the Business Combination or the liquidation of the Company, the Company will cease paying these monthly fees. On March 26, 2015, The Sponsor irrevocably and unconditionally waived the $10,000 per month payment obligations of the Company for office space, administrative services and secretarial support for the year beginning on January 1, 2015 to December 31, 2015.

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

6. Income Taxes

Components of the Company’s deferred tax asset at December 31, 2015 are as follows:

Net operating loss	415,233
Valuation allowance	(415,233)
—

Components of the Company’s deferred tax asset at December 31, 2014 are as follows:

Net operating loss	319,041
Valuation allowance	(319,041)
—

The Company established a valuation allowance of approximately $415,000 as of December 31, 2015 and $319,000 as of December 31, 2014, which fully offsets the deferred tax asset as of December 31, 2015 and December 31, 2014 of approximately $415,000 and $319,000 respectively. The deferred tax asset results from applying an effective combined federal and state tax rate of 35% to net operating loss of approximately $1,186,000 as of December 31, 2015 and $912,000 as of December 31, 2014, respectively. The Company’s net operating losses will expire beginning 2034.

7. Investments and cash held in Trust

As of December 31, 2015 investment securities in the Company’s Trust Account consist of $499,848,764 in United States Treasury Bills and $799,033 in a money market fund. As of December 31, 2014 investment securities in the Company’s Trust Account consist of $500,151,393 in United States Treasury Bills and $164,253 in cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

WL ROSS HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

7. Investments and cash held in Trust  – (continued)

The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at December 31, 2015 and December 31, 2014 are as follows:

	Carrying Amount December 31, 2015	Gross Unrealized Holding Gains	Fair Value
Held-to-maturity:
U.S. Treasury Securities (Maturity dates range from 3/31/16 to 5/19/16)	$499,848,764	$41,283	$499,890,047

	Carrying Amount December 31, 2014	Gross Unrealized Holding Gains	Fair Value
Held-to-maturity:
U.S. Treasury Securities (Maturity dates range from 4/16/15 to 6/18/15)	$500,151,393	$20,622	$500,172,015

8. Fair Value Measurement

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in treasury bills held in trust account	$499,890,047	$499,890,047	$—	$—
Investments in money market fund held in trust account	799,033	799,033	—	—
Total	$500,689,080	$500,689,080	$—	$—

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments and cash held in trust account	$500,336,268	$500,336,268	$—	$—

9. Stockholders’ Equity

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2015, there were 62,531,250 shares of common stock outstanding, including 47,663,155 shares subject to possible redemption.

WL ROSS HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

9. Stockholders’ Equity  – (continued)

At December 31, 2014, there were 62,531,250 shares of common stock outstanding, including 47,696,416 shares subject to possible redemption.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2015 and December 31, 2014, there were no shares of preferred stock issued and outstanding.

10. Board of Directors

On August 13, 2015, Robert S. Miller resigned from the Board of directors of the Company and any committees thereof. Two of the Company’s four directors are independent and the Company’s audit committee is currently comprised of two independent directors due to the vacancy caused by this resignation.

Also on August 13, 2015, the Company notified NASDAQ that it was no longer in compliance with Rule 5605(b)(1) of NASDAQ’s listing requirements requiring that a majority of the board of directors of a NASDAQ-listed company be comprised of independent directors or Rule 5605(c)(2) of NASDAQ’s listing requirements requiring an audit committee to be comprised of at least three members. The Company is relying on the cure period set forth in Rule 5605(b)(1)(A) and Rule 5605(c)(4) that provides that if an issuer fails to comply with the requirement that a majority of the board of directors must be comprised of independent directors or that an audit committee be comprised of three independent directors due to one vacancy, the issuer shall regain compliance by the earlier of its next annual meeting of shareholders or one year from the occurrence of the event that caused the failure to comply with the requirement.

On January 13, 2016, the Board of directors of the Company appointed Robert C. Dinerstein to serve as an independent director on the Company’s Board of Directors, Audit Committee, and Compensation Committee, with such appointment to be effective as of January 15, 2016. Because Mr. Dinerstein’s appointment will take effect before the annual meeting of shareholders and before the anniversary of Mr. Miller’s resignation, the Company will thereby regain compliance on January 15, 2016 with NASDAQ’s Rule 5605(b)(1) and Rule 5605(c)(2).

Mr. Dinerstein will participate in the director compensation arrangements generally applicable to all of the Company’s directors. Under the terms of those arrangements as currently in effect, Mr. Dinerstein will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as attending board meetings, identifying potential target businesses and performing due diligence on suitable business combinations. As of the date of this report, additional director compensation arrangements for Mr. Dinerstein have not been determined.

11. Annual Meeting

The Company did not hold an annual meeting of the stockholders by December 31, 2015 as required by NASDAQ Marketplace Rule 5620(a). To regain compliance so that the Company can continue to list our securities on the NASDAQ Stock Market, the Company has scheduled the 2015 annual meeting of the stockholders for February 11, 2016, within the cure period as communicated to us by NASDAQ.

12. Subsequent Events

Second Convertible Note

Subsequent to the annual period covered by this report, on January 5, 2016, the Company issued an additional convertible promissory note (the “Second Convertible Note”) to the Sponsor that provides for the Sponsor to loan the Company up to $425,000 for ongoing expenses. The Second Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of the Sponsor, any amounts outstanding under the Second Convertible Note may be converted into warrants to purchase shares of common stock of the Company at a conversion price of $0.50 per warrant. Each warrant will entitle the Sponsor to

WL ROSS HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

12. Subsequent Events  – (continued)

purchase one-half of one share of common stock of the Company at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to the Sponsor. On January 5, 2016, the Company borrowed the total proceeds of $425,000 from the Second Convertible Note entered with the Sponsor.

Second Waiver

On January 13, 2016, the Sponsor irrevocably and unconditionally waived the $10,000 per month payment obligations of the Company for office space, administrative services and secretarial support to WL Ross & Co. LLC, for the year beginning on January 1, 2016 to December 31, 2016.

NASDAQ Delisting Notice

On January 4, 2016, the Company received written notice from NASDAQ Stock Market LLC notifying it that the Company is not in compliance with requirements of Nasdaq Marketplace Rule 5620(a) and (b) for continued listing on The NASDAQ Global Market because the Company did not hold an annual meeting or solicit proxies for such meeting prior to December 31, 2015. The Company has requested an oral appeal hearing before the Nasdaq Listing Qualifications Panel.

NASDAQ has orally informed the Company that if it holds the 2015 annual meeting of stockholders on February 11, 2016, the Company will regain compliance with NASDAQ’s listing requirements. The Company intends to hold the annual meeting on February 11, 2016.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Management based its assessment on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the headings “Directors and Officers”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Conflict of Interest”, and “Limitation on Liability and Indemnification of Officers and Directors” in our 2015 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2015 Annual Meeting of Stockholders (our “2015 Proxy Statement”) and is incorporated herein by reference.

Such 2015 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the heading “Executive Officer and Director Compensation” in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management”, “Transfers of Founder Shares and Private Placement Warrants”, “Private Placement Shares” and “Registration Rights” in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the headings “Certain Relationships and Related Transactions” and “Director Independence” in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the heading “Principal Accountant Fees and Services” in our 2015 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 filed with Amendment No. 3 to the Form S-1 filed by the Registrant on June 3, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on May 9, 2014).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
4.4	Warrant Agreement (incorporated by reference to the document previously filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.1	Promissory Note, dated March 24, 2014, issued to WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Registrant on May 9, 2014).
10.2	Amended and Restated Securities Subscription Agreement, dated April 4, 2014, between the Company and WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on May 9, 2014).
10.3	Promissory Note, dated May 12, 2014, issued to WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.2 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
10.4	Promissory Note, dated May 22, 2014, issued to WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.3 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
10.5	Letter Agreement, dated May 29, 2014, among the Company and our officers, directors and WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.4 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
10.6	Investment Management Trust Agreement (incorporated by reference to Exhibit 10.1 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.7	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.8	Amended and Restated Sponsor Warrants Purchase Agreement (incorporated by reference to Exhibit 10.3 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.9	Indemnity Agreement between the Company and Wilbur L. Ross, Jr. (incorporated by reference to Exhibit 10.4 filed to the Form 8-K filed by the Registrant on June 16, 2014).

Exhibit Number	Description
10.10	Indemnity Agreement between the Company and Stephen J. Toy (incorporated by reference to Exhibit 10.5 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.11	Indemnity Agreement between the Company and Michael J. Gibbons (incorporated by reference to Exhibit 10.6 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.12	Indemnity Agreement between the Company and Wendy L. Teramoto (incorporated by reference to Exhibit 10.7 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.13	Indemnity Agreement between the Company and Lord William Astor (incorporated by reference to Exhibit 10.8 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.14	Indemnity Agreement between the Company and Thomas E. Zacharias (incorporated by reference to Exhibit 10.9 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.15	Indemnity Agreement between the Company and Robert S. Miller (incorporated by reference to Exhibit 10.15 filed to the Form 10-K filed by the Registrant on March 31, 2015).
10.16*	Form of Indemnity Agreement between the Company and Robert C. Dinerstein.
10.17	Administrative Services Agreement (incorporated by reference to the document previously filed to Exhibit 10.10 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.18	Contribution Agreement (incorporated by reference to Exhibit 10.11 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.19	Convertible Promissory Note, dated March 26, 2015, issued to WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.18 filed to the Form 10-K filed by the Registrant on March 31, 2015).
10.20*	Second Convertible Promissory Note, dated January 5, 2016, issued to WL Ross Sponsor LLC.
10.21	Letter Agreement, dated March 30, 2015, between the Company and Robert S. Miller (incorporated by reference to Exhibit 10.19 filed to the Form 10-K filed by the Registrant on March 31, 2015).
10.22*	Form of Letter Agreement between the Company and Robert C. Dinerstein.
10.23	Waiver Letter to the Administrative Services Agreement, dated March 26, 2015, between the Company and WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.1 filed to the Form 10-K filed by the Registrant on March 31, 2015).
10.24*	Second Waiver Letter to the Administrative Services Agreement, dated January 13, 2016, between the Company and WL Ross Sponsor LLC.
14	Code of Ethics (incorporated by reference to Exhibit 14 filed with Amendment No. 3 to the Form S-1 filed by the Registrant on June 3, 2014).
24.1*	Power of Attorney (included on the signature pages herein).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

Exhibit Number	Description
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of WL Ross Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WL ROSS HOLDING CORP.
Date: January 14, 2016	/s/ Wilbur L. Ross, Jr. Name: Wilbur L. Ross, Jr. Title: Chief Executive Officer (Principal Executive Officer)
Date: January 14, 2016	/s/ Michael J. Gibbons Name: Michael J. Gibbons Title: Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 14, 2016	/s/ Wilbur L. Ross, Jr. Name: Wilbur L. Ross, Jr. Title: Chairman
Date: January 11, 2016	/s/ Lord William Astor Name: Lord William Astor Title: Director
Date: January 14, 2016	/s/ Stephen J. Toy Name: Stephen J. Toy Title: Director and President
Date: January 7, 2016	/s/ Thomas E. Zacharias Name: Thomas E. Zacharias Title: Director

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Date: January 14, 2016	/s/ Wilbur L. Ross, Jr. Name: Wilbur L. Ross, Jr. Title: Chairman and Chief Executive Officer (Principal Executive Officer)
Date: January 14, 2016	/s/ Michael J. Gibbons Name: Michael J. Gibbons Title: Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
Date: January 11, 2016	/s/ Lord William Astor Name: Lord William Astor Title: Director
Date: January 14, 2016	/s/ Stephen J. Toy Name: Stephen J. Toy Title: Director and President
Date: January 7, 2016	/s/ Thomas E. Zacharias Name: Thomas E. Zacharias Title: Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 filed with Amendment No. 3 to the Form S-1 filed by the Registrant on June 3, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on May 9, 2014).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
4.4	Warrant Agreement (incorporated by reference to the document previously filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.1	Promissory Note, dated March 24, 2014, issued to WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Registrant on May 9, 2014).
10.2	Amended and Restated Securities Subscription Agreement, dated April 4, 2014, between the Company and WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on May 9, 2014).
10.3	Promissory Note, dated May 12, 2014, issued to WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.2 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
10.4	Promissory Note, dated May 22, 2014, issued to WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.3 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
10.5	Letter Agreement, dated May 29, 2014, among the Company and our officers, directors and WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.4 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on May 30, 2014).
10.6	Investment Management Trust Agreement (incorporated by reference to Exhibit 10.1 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.7	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.8	Amended and Restated Sponsor Warrants Purchase Agreement (incorporated by reference to Exhibit 10.3 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.9	Indemnity Agreement between the Company and Wilbur L. Ross, Jr. (incorporated by reference to Exhibit 10.4 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.10	Indemnity Agreement between the Company and Stephen J. Toy (incorporated by reference to Exhibit 10.5 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.11	Indemnity Agreement between the Company and Michael J. Gibbons (incorporated by reference to Exhibit 10.6 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.12	Indemnity Agreement between the Company and Wendy L. Teramoto (incorporated by reference to Exhibit 10.7 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.13	Indemnity Agreement between the Company and Lord William Astor (incorporated by reference to Exhibit 10.8 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.14	Indemnity Agreement between the Company and Thomas E. Zacharias (incorporated by reference to Exhibit 10.9 filed to the Form 8-K filed by the Registrant on June 16, 2014).

Exhibit Number	Description
10.15	Indemnity Agreement between the Company and Robert S. Miller (incorporated by reference to Exhibit 10.15 filed to the Form 10-K filed by the Registrant on March 31, 2015).
10.16*	Form of Indemnity Agreement between the Company and Robert C. Dinerstein.
10.17	Administrative Services Agreement (incorporated by reference to the document previously filed to Exhibit 10.10 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.18	Contribution Agreement (incorporated by reference to Exhibit 10.11 filed to the Form 8-K filed by the Registrant on June 16, 2014).
10.19	Convertible Promissory Note, dated March 26, 2015, issued to WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.18 filed to the Form 10-K filed by the Registrant on March 31, 2015).
10.20*	Second Convertible Promissory Note, dated January 5, 2016, issued to WL Ross Sponsor LLC.
10.21	Letter Agreement, dated March 30, 2015, between the Company and Robert S. Miller (incorporated by reference to Exhibit 10.19 filed to the Form 10-K filed by the Registrant on March 31, 2015).
10.22*	Form of Letter Agreement between the Company and Robert C. Dinerstein.
10.23	Waiver Letter to the Administrative Services Agreement, dated March 26, 2015, between the Company and WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.1 filed to the Form 10-K filed by the Registrant on March 31, 2015).
10.24*	Second Waiver Letter to the Administrative Services Agreement, dated January 13 2016, between the Company and WL Ross Sponsor LLC.
14	Code of Ethics (incorporated by reference to Exhibit 14 filed with Amendment No. 3 to the Form S-1 filed by the Registrant on June 3, 2014).
24.1*	Power of Attorney (included on the signature pages herein).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of WL Ross Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K irrespective of any general incorporation language contained in such filing.