Form 10-Q
period 2016-03-31
WL Ross Holding Corp.
filed 2016-05-10
CIK 1604416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-36477

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 10, 2016, there were 62,531,250 shares of Company’s common stock issued and outstanding.

WL ROSS HOLDING CORP.
TABLE OF CONTENTS

i

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WL ROSS HOLDING CORP.

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS:
Current assets:
Cash	$187	$10,000
Prepaid expenses	58,670	48,654
Total current assets	58,857	58,654
Noncurrent assets:
Investments and cash held in trust account	501,023,695	500,647,797

Total assets	$501,082,552	$500,706,451

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$1,619,413	$386,811
Sponsor convertible note	744,714	310,644
Sponsor promissory note	235,032	-
State franchise tax accrual	45,000	68,294
Total current liabilities	2,644,159	765,749

Other liabilities:
Deferred underwriting compensation	18,309,150	18,309,150

Total liabilities	20,953,309	19,074,899

Common stock subject to possible redemption; 47,512,924 and 47,663,155 shares at March 31, 2016 and December 31, 2015, respectively (at redemption value of $10.00 per share)	475,129,240	476,631,550

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 15,018,326 and 14,868,095 shares issued and outstanding (excluding 47,512,924 and 47,663,155 subject to possible redemption) at March 31, 2016 and December 31, 2015, respectively	1,501	1,486
Additional paid-in-capital	7,870,509	6,368,214
Accumulated deficit	(2,872,007)	(1,369,698)
Total stockholders' equity	5,000,003	5,000,002
Total liabilities and stockholders' equity	$501,082,552	$500,706,451

See accompanying notes to condensed financial statements.

WL ROSS HOLDING CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Revenue	$-	$-
Professional fees and other expenses	(1,823,998)	(165,820)
State franchise taxes, other than income tax	(45,107)	(43,890)
Interest on Sponsor convertible note	(9,070)	-
Interest on Sponsor promissory note	(32)	-
Loss from operations	(1,878,207)	(209,710)
Other income - Interest income	375,898	83,095
Net loss attributable to common shares	$(1,502,309)	$(126,615)

Weighted average common shares outstanding, basic and
diluted (excluding shares subject to possible redemption)	14,869,747	14,834,975

Net loss per common share:	$(0.10)	$(0.01)
Basic and diluted

See accompanying notes to condensed financial statements.

WL ROSS HOLDING CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended March 31, 2016 and March 31, 2015

(unaudited)

	Common Stock		Additional
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2016	14,868,095	$1,486	$6,368,214	$(1,369,698)	$5,000,002

Change in shares subject to possible redemption	150,231	15	1,502,295	—	1,502,310

Net loss for the period ended March 31, 2016	—	—	—	(1,502,309)	(1,502,309)
Balances, March 31, 2016	15,018,326	$1,501	$7,870,509	$(2,872,007)	$5,000,003

	Common Stock		Additional
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2015	14,834,834	$1,483	$6,035,607	$(1,037,086)	$5,000,004

Change in shares subject to possible redemption	12,662	1	126,619	—	126,620

Net loss for the period ended March 31, 2015	—	—	—	(126,615)	(126,615)
Balances, March 31, 2015	14,847,496	$1,484	$6,162,226	$(1,163,701)	$5,000,009

See accompanying notes to condensed financial statements.

WL ROSS HOLDING CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Cash flows from operating activities:
Net loss	$(1,502,309)	$(126,615)
Adjustments to reconcile net loss to net cash used in operations:
Increase in prepaid expenses	(10,016)	(5,199)
Decrease in accrued state franchise tax	(23,294)	(95,722)
Increase in accrued expenses	1,232,602	123,550
Accrued interest on Sponsor convertible note	9,070	-
Accrued interest on Sponsor promissory note	32	-
Amortization of original issue discount	(303,932)	(83,081)
Interest on investments	(71,966)	(14)
Net cash used in operating activities	(669,813)	(187,081)

Cash flows from financing activities:
Proceeds from Sponsor convertible note	425,000	-
Proceeds from Sponsor promissory note	235,000	-
Net cash provided by financing activities	660,000	-
Decrease in cash	(9,813)	(187,081)
Cash at beginning the period	10,000	801,415
Cash at end of the period	$187	$614,334

Supplemental disclosure of cash flow information
Cash paid for state franchise taxes	$(68,401)	$(139,612)

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

At March 31, 2016, the Company had not commenced any operations. All activity for the period from March 24, 2014 (inception) through March 31, 2016 relates to the Company’s formation, initial public offering (“Public Offering”) described below and efforts directed toward locating a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

Financing

The Company intends to finance a Business Combination with the proceeds from a $500,250,000 Public Offering (Note 3) and an $11,200,000 private placement (Note 4).

Upon the closing of the Public Offering and the private placement, $500,250,000 was placed in a trust account with the Continental Stock Transfer & Trust Company (the “Trust Account”) acting as Trustee.

Trust Account

The Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. As of March 31, 2016 and December 31, 2015 the Trust Account consisted of U.S. government treasury bills and investment in a money market fund.

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

Unless the Company’s stockholders vote to extend the time the Company has to complete a Business Combination, the Company will only have 24 months from the closing date of the Public Offering (June 11, 2016) to complete its Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor has entered into letter agreements with the Company, pursuant to which it has waived its rights to participate in any redemption with respect to its initial shares; however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

Proposed Nexeo Business Combination

On March 21, 2016 the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Neon Acquisition Company LLC (“Blocker Merger Sub”), Neon Holding Company LLC (“Company Merger Sub”), Nexeo Solutions Holdings, LLC (“Nexeo”), Nexeo Holdco LLC (“New Holdco”) and TPG Accolade Delaware, L.P. (“Blocker”) to acquire Nexeo, a large global chemical and plastics distributor which provides broad logistics capabilities, in-depth market knowledge, dedicated technical expertise and environmental services. With operations worldwide, Nexeo has approximately 2,450 employees, connects a network of over 1,300 suppliers with a diverse base of more than 27,500 customers and offers over 23,000 products used in a broad cross-section of industries, including chemicals manufacturing, oil and gas, paints and coatings, automotive, healthcare and personal care (the “Proposed Nexeo Business Combination”). Pursuant to the provisions of the Company’s amended and restated certificate of incorporation, the Company currently has until June 11, 2016 to complete a Business Combination. However, in connection with the Proposed Nexeo Business Combination, the Company is currently in the process of seeking stockholder approval to extend the time the Company has to complete a Business Combination until August 20, 2016 (the “Extension”). If the Extension is approved by stockholders, the Company will file an amendment to the Company’s amended and restated certificate of incorporation providing for such additional time to complete a Business Combination.

Subject to the terms of the Merger Agreement and customary adjustments set forth therein, the aggregate purchase price for the Business Combination and related transactions is expected to be approximately $1,575,000,000, which amount will be reduced by, among other things, the aggregate amount of funds used to repay certain debt obligations of Nexeo and the assumption of capital lease obligations of Nexeo as set forth in the Merger Agreement. The consideration to be paid to holders of equity interests in Nexeo and Blocker as of the time immediately prior to the Proposed Nexeo Business Combination (“Selling Equityholders”) will be funded through a combination of cash and stock consideration. The amount of cash consideration is the sum of (i) cash held by Nexeo and certain of its subsidiaries at the closing of the Proposed Nexeo Business Combination, (ii) cash available to us from our Trust Account that holds the proceeds (including interest) of our IPO, and after giving effect to taxes payable, any redemptions that may be elected by any of our public stockholders for their pro rata share of the aggregate amount of funds on deposit prior to closing the Proposed Nexeo Business Combination and certain transaction fees and expenses in connection with the Proposed Nexeo Business Combination, including the payment of deferred underwriting commissions agreed to at the time of our IPO, (iii) the net proceeds of our anticipated debt financing and (iv) the anticipated proceeds from the sale of shares of newly issued common stock of the Company in a private placement (the “PIPE Investment”), less (i) certain transaction fees and expenses and (ii) the aggregate amount of funds paid to discharge certain debt obligations of Nexeo. The amount of stock consideration (the “Stock Consideration”), is a number of newly issued shares of our common stock, which shares will be valued at $10.00 per share for purposes of determining the aggregate number of shares payable to Selling Equityholders for their ownership interests therein. To the extent not utilized to consummate the Proposed Nexeo Business Combination or to repay the remainder of certain of Nexeo’s existing debt and capital lease obligations at the closing of the Proposed Nexeo Business Combination, the proceeds from our Trust Account, debt financing and PIPE Investment will be used for general corporate purposes, including, but not limited to, working capital for operations, capital expenditures and future potential acquisitions.

Under the Merger Agreement, Selling Equityholders will also receive at the closing of the Proposed Nexeo Business Combination as consideration from our Sponsor a portion of the Founder Shares issued to our Sponsor at the time of our IPO (the “Founder Shares Transfer”). Our Sponsor is providing this consideration (the “Founder Share Consideration”), in lieu of transferring such Founder Shares back to the Company for cancellation, in exchange for no consideration, and reissuance of such Founder Shares to Selling Equityholders by the Company. The Founder Shares transferred to Selling Equityholders in connection with the Proposed Nexeo Business Combination will be subject to the conditions and restrictions set forth in the Founder Share Transfer Letter Agreement (the “Founder Share Transfer Letter Agreement”), dated March 21, 2016, as may be amended from time to time, by and among Nexeo Holdco, LLC, Sponsor and the Company, the Shareholders’ and Registration Rights Agreement, dated as of March 21, 2016, as it may be amended from time to time, by and among New Holdco and certain of its affiliates, our Sponsor and the Company (the “SHRRA”), and the underwriting agreement that the Company entered into with the underwriters at the time of our IPO. The number of Founder Shares to be transferred to Selling Equityholders by our Sponsor will be a pro rata portion of 12,506,250 Founder Shares (less 30,000 Founder Shares being transferred to our independent directors) equal to the Stock Consideration, payable to Selling Equityholders (including any shares by which the Stock Consideration shall be reduced to cause the percentage of outstanding capital stock of the Company represented by the Stock Consideration and the Founder Share Consideration to equal 35% of all the outstanding capital stock, or the “Excess Shares”,) divided by the total shares of common stock of the post-combination company (including any shares issued in the PIPE Investment and any Excess Shares) and will be subject to forfeiture, transfer restrictions and restrictions on dividend distributions in the event that certain stock price milestones are not met.

The Company filed a definitive proxy statement with the SEC in connection with the Proposed Nexeo Business Combination on May 9, 2016 (the “Proxy Statement”). The Proxy Statement contains important information regarding the Proposed Nexeo Business Combination.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2016 and December 31, 2015 and the results of operations and cash flows for the periods presented.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on January 14, 2016.

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2016, the Company had outstanding warrants to purchase 36,212,500 shares of common stock and notes that could convert into warrants and potentially be exercised or converted into common shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive loss per share of common stock is equal to basic loss per share of common stock.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at March 31, 2016 and December 31, 2015, offering costs totaling approximately $28,473,750 (including $27,513,750 in underwriters’ fees) have been charged to stockholders’ equity.

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

Accordingly, at March 31, 2016 and December 31, 2015, 47,512,924 and 47,663,155, respectively, of the 50,025,000 public shares were classified outside of permanent equity at its redemption value.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2016 and December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In addition, at March 31, 2016, the Company had current liabilities of $2,644,159 and negative working capital of $2,585,302 largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking or completing a Business Combination described in Note 1. Such work is continuing after March 31, 2016 and amounts are continuing to accrue. The Company expects to pay many of these costs upon consummation of the Business Combination. The uncertainty regarding the lack of resources to pay the above noted liabilities raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue operations.

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

Prior to the Public Offering, the Company had granted the Sponsor the option to purchase, simultaneously with the consummation of an initial Business Combination, up to an additional 10,000,000 shares of common stock at a price of $10.00 per share.

On March 21, 2016, the Company, the Sponsor and New Holdco entered into the Founder Share Transfer Letter Agreement which provides that, under the Merger Agreement, holders of equity interests in Nexeo and Blocker as of the time immediately prior to the Proposed Nexeo Business Combination (the "Selling Equityholders") will receive at the closing of the Proposed Nexeo Business Combination as consideration from the Sponsor, a portion of its shares of the Company’s common stock (the “Founder Shares”) issued at the time of the Public Offering to the Sponsor, pursuant to the Amended and Restated Securities Subscription Agreement, dated April 4, 2014 (the “Founder Shares Transfer”). The Sponsor is providing this consideration in lieu of transferring such Founder Shares back to the Company for cancellation, in exchange for no consideration, and reissuance of such Founder Shares to Selling Equityholders by the Company. This brief summary of the Founder Shares Transfer is qualified in all respects by reference to the complete text of the Founder Share Transfer Letter Agreement, dated as of March 21, 2016, by and among the Company, the Sponsor and New Holdco, which was filed with the SEC on March 22, 2016 as Exhibit 10.4 to the Company's Current Report on Form 8-K.

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

On March 21, 2016, the Company, the Sponsor and Nexeo entered into the Private Placement Warranty Exchange Letter Agreement which provides that the Private Placement Warrants will be exchanged by the Sponsor for the Company’s common stock at an exchange ratio of 0.10 shares of common stock for each Private Placement Warrant at the closing of the Proposed Nexeo Business Combination (the “Private Placement Warrant Exchange”). This brief summary of the Private Placement Warrant Exchange is qualified in all respects by reference to the complete text of the Private Placement Warranty Exchange Letter Agreement, dated as of March 21, 2016, by and among the Company, the Sponsor and Nexeo, which was filed with the SEC on March 22, 2016 as Exhibit 10.3 to the Company's Current Report on Form 8-K.

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

On March 26, 2015, the Company issued a convertible promissory note (the “Convertible Note”) to the Sponsor that provides for the Sponsor to loan us up to $300,000 for ongoing expenses. The Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of the Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of our common stock at a conversion price of $0.60 per warrant. Each warrant will entitle the Sponsor to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to the Sponsor. On April 16, 2015, the Company borrowed the total proceeds of $300,000 from the Convertible Note entered with the Sponsor. For the three months ended March 31, 2016, the Company incurred $3,830 of interest expense which under the terms of the Convertible Note has been added to the principal amount.  On January 4, 2016, the Company issued a second convertible promissory note, (the “Second Convertible Note”) to borrow additional proceeds of $425,000 from the Sponsor. The Company incurred $5,240 of interest expense for the three months ended March 31, 2016 which under the terms of the Convertible Note has been added to the principal amount.  As of March 31, 2016, the outstanding balance of both Convertible Notes is $744,714.  As of December 31, 2015, the outstanding balance of the Convertible Note was $310,644.

On March 31, 2016, the Sponsor issued a promissory note (the “Notes”) with the Company to borrow up to $750,000, the promissory note is interest bearing at 5% per annum and is due and payable on the first to occur of (1) the consummation of the Proposed Nexeo Business Combination or (2) June 11, 2016 (or such later or such later date as may be approved by our stockholders by amendment of our charter to complete an initial Business Combination). The Sponsor loaned the Company $235,000 in the aggregate by the issuance of the notes to cover expenses related to daily operations. As of March 31, 2016, the outstanding balance of promissory note is $235,032.

Administrative Service Agreement

On March 31, 2016, the Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to WL Ross & Co. LLC, an affiliate of the Sponsor. Upon the completion of the Business Combination or the liquidation of the Company, the Company will cease paying these monthly fees. The Sponsor irrevocably and unconditionally waived the $10,000 per month payment obligations of the Company for office space, administrative services and secretarial support for the year beginning on January 1, 2015 to December 31, 2016.

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

6.	Income Taxes

Components of the Company’s deferred tax asset at March 31, 2016 are as follows:

Net operating loss	452,396
Valuation allowance	(452,396)
-

Components of the Company’s deferred tax asset at December 31, 2015 are as follows:

Net operating loss	415,233
Valuation allowance	(415,233)
-

The Company established a valuation allowance of approximately $452,000 as of March 31, 2016 and $415,000 as of December 31, 2015, which fully offsets the deferred tax asset as of March 31, 2016 and December 31, 2015 of approximately $452,000 and $415,000 respectively.  The deferred tax asset results from applying an effective combined federal and state tax rate of 35% to net operating loss of approximately $1,292,500 as of March 31, 2016 and $1,186,000 as of December 31, 2015, respectively. The Company’s net operating losses will expire beginning 2034.

7.	Investments and cash held in Trust

As of March 31, 2016 investment securities in the Company’s Trust Account consist of $312,597,363 in United States Treasury Bills and $188,426,332 in a money market fund. As of December 31, 2015, investment securities in the Company’s Trust Account consist of $499,848,764 in United States Treasury Bills and $799,033 in money market fund. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at December 31, 2015 and December 31, 2014 are as follows:

		Gross
	Carrying Amount	Unrealized
	March 31, 2016	Holding Gains	Fair Value
Held-to-maturity:
U.S. Treasury Securities (Maturity dates range from 4/28/16 to 5/19/16)	$312,597,363	$94,477	$312,691,840

		Gross
	Carrying Amount	Unrealized
	December 31, 2015	Holding Gains	Fair Value
Held-to-maturity:
U.S. Treasury Securities (Maturity dates range from 3/31/16 to 5/19/16)	$499,848,764	$41,283	$499,890,047

8.	Fair Value Measurement

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable	Unobservable
Description	March 31, 2016	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Investments in treasury bills held in trust account	312,691,840	312,691,840	-	-
Investments in money market fund held in trust account	188,426,332	188,426,332	-	-
Total	$501,118,172	$501,118,172	$-	$-

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable	Unobservable
Description	December 31, 2015	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Investments in treasury bills held in trust account	499,890,047	499,890,047	-	-
Investments in money market fund held in trust account	799,033	799,033	-	-
Total	$500,689,080	$500,689,080	$-	$-

9.	Stockholders’ Equity

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2016, there were 62,531,250 shares of common stock outstanding, including 47,512,924 shares subject to possible redemption. At December 31, 2015, there were 62,531,250 shares of common stock outstanding, including 47,663,155 shares subject to possible redemption.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2016 and December 31, 2015, there were no shares of preferred stock issued and outstanding.

10.	Subsequent Events

Promissory Note

Subsequent to the period covered by this report, on April 29, 2016, the Company borrowed an additional $50,000 on the promissory notes issued March 31, 2016.

Subscription Agreements

In connection with the Proposed Nexeo Business Combination, the Company entered into a subscription agreement, dated May 9, 2016, with Fidelity Select Portfolios: Chemicals Portfolio, Fidelity Advisor Series I: Fidelity Advisor Value Fund, Fidelity Capital Trust: Fidelity Value Fund, Fidelity Select Portfolios: Materials Portfolio, Fidelity Central Investment Portfolios LLC: Fidelity Materials Central Fund and Variable Insurance Products Fund IV: Materials Portfolio, which funds we collectively refer to as “Fidelity” and which subscription agreement we refer to as the “Fidelity Subscription Agreement”, pursuant to which Fidelity has agreed to purchase up to approximately 3.86 million shares, or $38.6 million, of shares of Common Stock on a private placement basis immediately prior to the closing of the Business Combination.

Also in connection with the Proposed Nexeo Business Combination, the Company entered into a subscription agreement, dated May 6, 2016, with MFS Series Trust X on behalf of MFS Global Alternative Strategy Fund, MFS Series Trust I on behalf of MFS New Discovery Fund and MFS Variable Insurance Trust on behalf of MFS New Discovery Series, which funds we collectively refer to as “MFS” and which subscription agreement we refer to as the “MFS Subscription Agreement” and, together with the Fidelity Subscription Agreement, the “Subscription Agreements”, pursuant to which MFS has agreed to purchase up to approximately 0.37 million shares, or $3.7 million, of shares of Common Stock on a private placement basis immediately prior to the closing of the Business Combination.

Pursuant to the Subscription Agreements, the Company has agreed to register the shares sold in the private placement under the Securities Act by filing with the SEC a registration statement registering the resale of such shares by Fidelity and MFS, subject to customary terms and conditions. Copies of the Subscription Agreements are filed with this Quarterly Report on Form 10-Q as Exhibit 10.6 and Exhibit 10.7, and are incorporated herein by reference, and the foregoing description of the Subscription Agreements are qualified in their entirety by reference thereto.

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

As indicated in the accompanying financial statements, as of March 31, 2016 and December 31, 2015, we had $187 and $10,000, respectively, in cash held outside of our trust account (“Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee, and deferred offering costs of approximately $18,309,150. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial Business Combination will be successful.

As more fully described below in the section entitled “Proposed Nexeo Business Combination”, on March 21, 2016 we entered into the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Neon Acquisition Company LLC, Neon Holding Company LLC, Nexeo Solutions Holdings, LLC (“Nexeo”), Nexeo Holdco LLC (“New Holdco”) and TPG Accolade Delaware, L.P. to acquire Nexeo, a large global chemical and plastics distributor which provides broad logistics capabilities, in-depth market knowledge, dedicated technical expertise and environmental services. With operations worldwide, Nexeo has approximately 2,450 employees, connects a network of over 1,300 suppliers with a diverse base of more than 27,500 customers and offers over 23,000 products used in a broad cross-section of industries, including chemicals manufacturing, oil and gas, paints and coatings, automotive, healthcare and personal care (the “Proposed Nexeo Business Combination”). Pursuant to the provisions of our amended and restated certificate of incorporation, we currently have until June 11, 2016 to complete a Business Combination. However, in connection with the Proposed Nexeo Business Combination, we are currently in the process of seeking stockholder approval to extend the time we have to complete a Business Combination until August 20, 2016 (the “Extension”). If the Extension is approved by stockholders, we will file an amendment to our amended and restated certificate of incorporation providing for such additional time to complete a Business Combination.

Results of Operations

For the three months ended March 31, 2016 and 2015, we had net losses of $1,502,309 and $126,615, respectively. Our entire activity since our Public Offering has been limited to identifying and evaluating prospective acquisition targets for an initial Business Combination.

Liquidity and Capital Resources

Prior to our Public Offering, on March 24, 2014, WL Ross Sponsor LLC, a Delaware limited liability company (our “Sponsor”) purchased an aggregate of 14,375,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. Immediately prior to the pricing of the Public Offering, on June 5, 2014, our Sponsor forfeited 1,868,750 Founder Shares so that the remaining 12,506,250 Founder Shares represented 20.0% of the outstanding shares upon completion of the Public Offering. On June 11, 2014, we consummated the Public Offering of 50,025,000 units (which includes the full exercise of the underwriters’ over-allotment option) at a price of $10.00 per unit generating gross proceeds of $500,250,000 before underwriting discounts and expenses. Simultaneously with the commencement of the Public Offering, on June 5, 2014, we consummated the private sale of an aggregate of 22,400,000 Private Placement Warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share, to our Sponsor, at a price of $0.50 per Private Placement Warrant, generating proceeds, before expenses, of $11,200,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $501,345,400, net of the non-deferred portion of the underwriting commissions of $9,204,600 and offering costs and other expenses of approximately $900,000. The amount of proceeds not deposited in our Trust Account was $1,095,400 at closing of the Public Offering. In addition, interest income on the funds held in our Trust Account may be released to us to pay our franchise and income tax obligations. For a description of the proceeds generated in the Public Offering and a discussion of the use of such proceeds, we refer you to Note 3 of the financial statements included in Part I, Item 1 of this Report.

As of March 31, 2016, investment securities in our Trust Account consisted of $312,597,363 invested in U.S. government treasury bills with a maturity of 49 days or less, and $188,426,332 in a money market fund. As of December 31, 2015, investment securities in our Trust Account consisted of $499,848,764 invested in U.S. government treasury bills with a maturity of 140 days or less and $799,033 in a money market fund.

On March 26, 2015, we issued a convertible promissory note (the “Convertible Note”) to our Sponsor that provides for our Sponsor to loan us up to $300,000 for ongoing expenses. The Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of our Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of our common stock at a conversion price of $0.60 per warrant. Each warrant will entitle our Sponsor to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to our Sponsor. On April 16, 2015 we borrowed the total proceeds of $300,000 from the Convertible Note entered with our Sponsor. For the three months ended March 31, 2016, the Company incurred $3,830 of interest expense, which under the terms of the Convertible Note has been added to the principal amount. As of March 31, 2016, the outstanding balance of the Convertible Note was $314,474. As of December 31, 2015, the outstanding balance of the Convertible Note was $310,644.

On January 5, 2016, we issued a convertible promissory note (the “Second Convertible Note”) to our Sponsor that provides for our Sponsor to loan us up to $425,000 for ongoing expenses. The Second Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of our Sponsor, any amounts outstanding under the Second Convertible Note may be converted into warrants to purchase shares of Common Stock at a conversion price of $0.50 per warrant. Each warrant will entitle our Sponsor to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants. On January 5, 2016, we borrowed the total proceeds of $425,000 from the Second Convertible Note entered with our Sponsor. For the three months ended March 31, 2016, the Company incurred $5,240 of interest expense, which under the terms of the Convertible Note has been added to the principal amount. As of March 31, 2016, the outstanding balance of the Convertible Note was $430,240.

On March 31, 2016, we issued a promissory note (the “March 2016 Note”) to our Sponsor pursuant to which we may borrow up to $750,000. The March 2016 Note is interest bearing at 5% per annum and is due and payable on the first to occur of (1) the consummation of the Proposed Nexeo Business Combination or (2) June 11, 2016 (or such later or such later date as may be approved by our stockholders by amendment of our charter to complete an initial Business Combination). As of March 31, 2016, the outstanding balance of the March 2016 Note was $235,032, including $32 of accrued interest.

As of March 31, 2016 and December 31, 2015, we had cash held outside of our Trust Account of $187 and $10,000, respectively, to fund our working capital requirements.

In addition, at March 31, 2016, we had current liabilities of $2,644,159 and negative working capital of $2,585,302 largely due to amounts owed to professionals, consultants, advisors and others who worked on seeking a Business Combination and the Proposed Nexeo Business Combination. Such work is continuing after March 31, 2016 and amounts are continuing to accrue. We expect to pay many of these costs upon consummation of the Business Combination. If the Business Combination were not consummated by June 11, 2016 (or such later date in case an Extension is approved), we would (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. Although our plan is to complete the Business Combination, there is no assurance that our plan can be accomplished. The uncertainty regarding the lack of resources to pay the above noted liabilities raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be unable to continue operations.

We intend to use substantially all of the funds held in our Trust Account, including interest (which interest shall be net of taxes payable) to consummate a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate a Business Combination, the remaining proceeds held in our Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

As more fully described below in the section entitled “Proposed Nexeo Business Combination”, we intend to raise additional funds through a private offering of debt and equity to consummate the Proposed Nexeo Business Combination.

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

Offering costs

We comply with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at each of March 31 2016 and 2015, offering costs totaling approximately $28,473,750 (including $27,513,750 in underwriters’ fees) have been charged to stockholders’ equity.

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

As of March 31, 2016, 47,512,924 of the 50,025,000 public shares were classified outside of permanent equity at its redemption value. As of December 31, 2015, 47,663,155 of the 50,025,000 public shares were classified outside of permanent equity at its redemption value.

Loss per share of Common Stock

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2016 and 2015, we had outstanding warrants to purchase 36,212,500 shares of common stock and notes that could convert into warrants and potentially be exercised or converted into common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive loss per share of common stock is equal to basic loss per share of common stock.

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

Proposed Nexeo Business Combination

The following is a brief summary of the terms and background of the Merger Agreement. Any description in this Quarterly Report on Form 10-Q of the Merger Agreement is qualified in all respects by reference to the complete text of the Merger Agreement, which was filed with the SEC on March 22, 2016 as Exhibit 2.1 to our Current Report on Form 8-K. We have filed a definitive proxy statement with the SEC in connection with the Proposed Nexeo Business Combination on May 9, 2016 (the “Proxy Statement”). The Proxy Statement contains important information regarding the Proposed Nexeo Business Combination. The following description of the Merger Agreement is qualified in all respects by reference to the more detailed description in the Proxy Statement.

On March 21, 2016, we entered into the Merger Agreement. Pursuant to the Proposed Nexeo Business Combination, first, Company Merger Sub will merge with and into Nexeo (the “Company Merger”), with Nexeo continuing as the surviving entity, with the Company and Blocker as its sole owners. Nexeo, immediately following the effectiveness of the Company Merger, Blocker Merger Sub will merge with and into Blocker, with Blocker continuing as the surviving entity and as a wholly-owned subsidiary of the Company.

Subject to the terms of the Merger Agreement and customary adjustments set forth therein, the aggregate purchase price for the Business Combination and related transactions is expected to be approximately $1,575 million, which is the value implied by adding (i) approximately $298 million equity value consideration to be issued to the Selling Equityholders (as defined below), (ii) approximately $420 million of cash consideration payable to the Selling Equityholders, (iii) the assumption or refinancing of Nexeo’s net debt of $811 million as of December 31, 2015, and (iv) approximately $46 million in Deferred Cash Consideration (as defined in the Merger Agreement) paid to Selling Equityholders, and which amount will be reduced by, among other things, the aggregate amount of funds used to repay certain debt obligations of Nexeo and the assumption of capital lease obligations of Nexeo as set forth in the Merger Agreement. The consideration to be paid to holders of equity interests in Nexeo and Blocker as of the time immediately prior to the Proposed Nexeo Business Combination (“Selling Equityholders”) will be funded through a combination of cash and stock consideration. The amount of cash consideration is the sum of (i) cash held by Nexeo and certain of its subsidiaries at the closing of the Proposed Nexeo Business Combination, (ii) cash available to us from our Trust Account that holds the proceeds (including interest) of our IPO, and after giving effect to taxes payable, any redemptions that may be elected by any of our public stockholders for their pro rata share of the aggregate amount of funds on deposit prior to closing the Proposed Nexeo Business Combination and certain transaction fees and expenses in connection with the Proposed Nexeo Business Combination, including the payment of deferred underwriting commissions agreed to at the time of our IPO, (iii) the net proceeds of our anticipated debt financing and (iv) the anticipated proceeds from the sale of shares of newly issued common stock of the Company in a private placement (the “PIPE Investment”), less (i) certain transaction fees and expenses and (ii) the aggregate amount of funds paid to discharge certain debt obligations of Nexeo. The amount of stock consideration (the “Stock Consideration”), is a number of newly issued shares of our common stock, which shares will be valued at $10.00 per share for purposes of determining the aggregate number of shares payable to Selling Equityholders for their ownership interests therein. To the extent not utilized to consummate the Proposed Nexeo Business Combination or to repay the remainder of certain of Nexeo’s existing debt and capital lease obligations at the closing of the Proposed Nexeo Business Combination, the proceeds from our Trust Account, debt financing and PIPE Investment will be used for general corporate purposes, including, but not limited to, working capital for operations, capital expenditures and future potential acquisitions.

Under the Merger Agreement, Selling Equityholders will also receive at the closing of the Proposed Nexeo Business Combination as consideration from our Sponsor a portion of the Founder Shares issued to our Sponsor at the time of our IPO (the “Founder Shares Transfer”). Our Sponsor is providing this consideration (the “Founder Share Consideration”), in lieu of transferring such Founder Shares back to the Company for cancellation, in exchange for no consideration, and reissuance of such Founder Shares to Selling Equityholders by the Company. The Founder Shares transferred to Selling Equityholders in connection with the Proposed Nexeo Business Combination will be subject to the conditions and restrictions set forth in the Founder Share Transfer Letter Agreement (the “Founder Share Transfer Letter Agreement”), dated March 21, 2016, as may be amended from time to time, by and among Nexeo Holdco, LLC, Sponsor and the Company, the Shareholders’ and Registration Rights Agreement, dated as of March 21, 2016, as it may be amended from time to time, by and among New Holdco and certain of its affiliates, our Sponsor and the Company (the “SHRRA”), and the underwriting agreement that the Company entered into with the underwriters at the time of our IPO. The number of Founder Shares to be transferred to Selling Equityholders by our Sponsor will be a pro rata portion of 12,506,250 Founder Shares (less 30,000 Founder Shares being transferred to our independent directors) equal to the Stock Consideration, payable to Selling Equityholders (including any shares by which the Stock Consideration shall be reduced to cause the percentage of outstanding capital stock of the Company represented by the Stock Consideration and the Founder Share Consideration to equal 35% of all the outstanding capital stock, or the “Excess Shares”,) divided by the total shares of common stock of the post-combination company (including any shares issued in the PIPE Investment and any Excess Shares) and will be subject to forfeiture, transfer restrictions and restrictions on dividend distributions in the event that certain stock price milestones are not met.

In addition to the transactions contemplated by the Merger Agreement and in connection with the Proposed Nexeo Business Combination, the Company’s private placement warrants issued to our Sponsor at the time of our IPO will be exchanged by our Sponsor for the Company’s common stock at an exchange ratio of 0.10 shares of common stock for each private placement warrant at the closing of the Proposed Nexeo Business Combination.

Pursuant to the terms of the Merger Agreement, the aggregate stock ownership of Selling Equityholders from the stock consideration and the Founder Shares Transfer will be capped at 35% (the “35% Cap”). If the 35% Cap applies and the Company does not otherwise satisfy the remaining purchase price in cash at closing, the Selling Equityholders will receive the remaining purchase price as deferred cash consideration. Selling Equityholders’ rights to the payment of such deferred cash consideration are subject to the terms and conditions set forth in the Merger Agreement and SHRRA.

Prior to or at the closing of the Proposed Nexeo Business Combination, the Company will also enter into the tax receivable agreement with Selling Equityholders. This tax receivable agreement will generally provide for the payment by the Company to the Selling Equityholders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Proposed Nexeo Business Combination as a result of (i) certain increases in tax basis resulting from the Company Merger, (ii) certain tax attributes of Nexeo existing prior to the Proposed Nexeo Business Combination, (iii) net operating losses and certain other tax attributes of Blocker available to the Company as a result of the Blocker Merger, and (iv) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under this tax receivable agreement. The Company will retain the benefit of the remaining 15% of these cash savings.

As promptly as practicable after the date of the Merger Agreement described herein, the Company has agreed to provide its stockholders with the opportunity to redeem shares of common stock in conjunction with a stockholder vote on the transactions contemplated by the Merger Agreement. The Company has further agreed (i) not to terminate or withdraw such redemption rights other than in connection with a valid termination of the Merger Agreement and (ii) extend such period for public stockholders to exercise their redemption rights for any period required by any rule, regulation, interpretation or position of the SEC or The NASDAQ Stock Market.

The consummation of the transactions contemplated by the Merger Agreement is subject to a number of conditions set forth in the Merger Agreement including, among others, receipt of the requisite approval of the stockholders of the Company.

The foregoing summary of the Proposed Nexeo Business Combination is qualified in all respects by reference to the complete text of the Merger Agreement, the form of tax receivable agreement, the founder share transfer letter agreement and the shareholders’ and registration rights agreement which are attached as Exhibit 2.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.1, respectively, to our Current Report on Form 8-K filed with the SEC on March 22, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification of a target business. We have neither engaged in any operations nor generated any revenues. As the proceeds from the Public Offering held in our Trust Account have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates. However, due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. As of March 31, 2016, the effective annualized interest rate payable on our investments was approximately 0.15%.

As of March 31, 2016 and December 31, 2015, approximately $482,714,545 and $482,338,647, respectively (excluding approximately $18,309,150 of deferred underwriting discounts), was held in our Trust Account for the purposes of consummating a Business Combination. As of March 31, 2016, the proceeds held in our Trust Account (including the deferred underwriting discounts) consist of $312,597,363 invested in U.S. government treasury bills and $188,426,332 in a money market fund. As of December 31, 2015, the proceeds held in our Trust Account (including the deferred underwriting discounts) consist of $499,848,764 invested in U.S. government treasury bills and $799,033 in a money market fund.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Other than the risk factors disclosed in the Proxy Statement, which we incorporated herein by reference, there have been no material changes to the risk factors disclosed in our Annual Report filed on January 14, 2016 with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales

On March 24, 2014, our Sponsor purchased an aggregate of 14,375,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Immediately prior to the pricing of the Public Offering, on June 5, 2014, our Sponsor forfeited 1,868,750 Founder Shares so that the remaining 12,506,250 Founder Shares represented 20.0% of the outstanding shares upon completion of the Public Offering.

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

On March 26, 2015, we issued a convertible promissory note (the “Convertible Note”) to our Sponsor that provides for our Sponsor to loan us up to $300,000 for ongoing expenses. The Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of our Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of our common stock at a conversion price of $0.60 per warrant. Each warrant will entitle our Sponsor to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to our Sponsor. On April 16, 2015 we borrowed the total proceeds of $300,000 from the Convertible Note entered with our Sponsor. For the three months ended March 31, 2016, the Company incurred $3,830 of interest expense, which under the terms of the Convertible Note has been added to the principal amount. As of March 31, 2016, the outstanding balance of the Convertible Note was $314,474. As of December 31, 2015, the outstanding balance of the Convertible Note was $310,644.

On January 5, 2016, we issued a convertible promissory note (the “Second Convertible Note”) to our Sponsor that provides for our Sponsor to loan us up to $425,000 for ongoing expenses. The Second Convertible Note is interest bearing at 5% per annum and is due and payable on June 11, 2016. At the option of our Sponsor, any amounts outstanding under the Second Convertible Note may be converted into warrants to purchase shares of Common Stock at a conversion price of $0.50 per warrant. Each warrant will entitle our Sponsor to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants. On January 5, 2016, we borrowed the total proceeds of $425,000 from the Second Convertible Note entered with our Sponsor. For the three months ended March 31, 2016, the Company incurred $5,240 of interest expense, which under the terms of the Convertible Note has been added to the principal amount. As of March 31, 2016, the outstanding balance of the Convertible Note was $430,240.

On March 31, 2016, we issued a promissory note (the “March 2016 Note”) to our Sponsor pursuant to which we may borrow up to $750,000. The March 2016 Note is interest bearing at 5% per annum and is due and payable on the first to occur of (1) the consummation of the Proposed Nexeo Business Combination or (2) June 11, 2016 (or such later or such later date as may be approved by our stockholders by amendment of our charter to complete an initial Business Combination). As of March 31, 2016, the outstanding balance of the March 2016 Note was $235,032, including $32 of accrued interest.

In connection with the Proposed Nexeo Business Combination, we entered into a subscription agreement, dated May 9, 2016, with Fidelity Select Portfolios: Chemicals Portfolio, Fidelity Advisor Series I: Fidelity Advisor Value Fund, Fidelity Capital Trust: Fidelity Value Fund, Fidelity Select Portfolios: Materials Portfolio, Fidelity Central Investment Portfolios LLC: Fidelity Materials Central Fund and Variable Insurance Products Fund IV: Materials Portfolio, which funds we collectively refer to as “Fidelity” and which subscription agreement we refer to as the “Fidelity Subscription Agreement”, pursuant to which Fidelity has agreed to purchase up to approximately 3.86 million shares, or $38.6 million, of shares of Common Stock on a private placement basis immediately prior to the closing of the Business Combination.

Also in connection with the Proposed Nexeo Business Combination, we entered into a subscription agreement, dated May 6, 2016, with MFS Series Trust X on behalf of MFS Global Alternative Strategy Fund, MFS Series Trust I on behalf of MFS New Discovery Fund and MFS Variable Insurance Trust on behalf of MFS New Discovery Series, which funds we collectively refer to as “MFS” and which subscription agreement we refer to as the “MFS Subscription Agreement” and, together with the Fidelity Subscription Agreement, the “Subscription Agreements”, pursuant to which MFS has agreed to purchase up to approximately 0.37 million shares, or $3.7 million, of shares of Common Stock on a private placement basis immediately prior to the closing of the Business Combination.

Pursuant to the Subscription Agreements, we have agreed to register the shares sold in the private placement under the Securities Act by filing with the SEC a registration statement registering the resale of such shares by Fidelity and MFS, subject to customary terms and conditions. Copies of the Subscription Agreements are filed with this Quarterly Report on Form 10-Q as Exhibit 10.6 and Exhibit 10.7, and are incorporated herein by reference, and the foregoing description of the Subscription Agreements are qualified in their entirety by reference thereto.

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

We paid a total of approximately $9,204,600 in underwriting discounts and commissions and approximately $960,000 for other costs and expenses related to the Public Offering. In addition, the Underwriters agreed to defer up to approximately $18,309,150 in underwriting discounts and commissions, which amount will be payable upon consummation of an initial Business Combination, if consummated. We also repaid the $350,000 in loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on June 5, 2014.

Net proceeds of $500,250,000 from the Public Offering and simultaneous sale of the Private Placement Warrants including $18,309,150 of deferred underwriting commissions are being held in our Trust Account, invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (e)(2), (e)(3) and (e)(4) of Rule 2a 7 of the 1940 Act, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of our Trust Account as described below.

The amount of proceeds not deposited in our Trust Account was $1,095,400. In addition, interest income on the funds held in our Trust Account may be released to us to pay our franchise and income tax obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On January 11, 2016, we entered into a letter agreement with Robert C. Dinerstein which contains certain rights and obligations with respect of us, including, but not limited to, certain voting obligations and transfer restrictions in respect of our capital stock that may be owned by Mr. Dinerstein, and restrictions on Mr. Dinerstein’s involvement with other blank check companies. Each of our other directors and executive officers had previously executed a substantially similar letter agreement. The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Letter Agreement, dated January 11, 2016, between the Company and Robert C. Dinerstein, which is filed as Exhibit 10.8 hereto and incorporated by reference herein.

Also on January 11, 2016, we entered into an indemnity agreement with Mr. Dinerstein. Each of our other directors had previously executed a substantially similar agreement. The indemnity agreement provides Mr. Dinerstein, as a director of the Company, with contractual indemnification in addition to the indemnifications provided for in our amended and restated certificate of incorporation. The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Indemnity Agreement, dated January 11, 2016, between the Company and Robert C. Dinerstein, which is filed as Exhibit 10.9 hereto and incorporated by reference herein.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated March 21, 2016, by and among the Company, Neon Acquisition Company LLC, Neon Holding Company LLC, TPG Accolade Delaware, LP, Nexeo Solutions Holdings, LLC and Nexeo Holdco, LLC (incorporated by reference to the document previously filed to the Form 8-K filed by the Company on March 22, 2016).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the document previously filed with Amendment No. 3 to the Form S-1 filed by the Company on June 4, 2014).
3.2	Bylaws (incorporated by reference to the document previously filed to the Form S-1 filed by the Company on May 9, 2014).
4.1	Specimen Common Stock Certificate (incorporated by reference to the document previously filed with Amendment No. 1 to the Form S-1 filed by the Company on May 30, 2014).
4.2	Warrant Agreement (incorporated by reference to the document previously filed to the Form 8-K filed by the Company on June 16, 2014).
10.1	Shareholders’ and Registration Rights Agreement, dated March 21, 2016, by and among the Company, TPG Capital LLC and WL Ross Sponsor LLC (incorporated by reference to the document previously filed to the Form 8-K filed by the Company on March 22, 2016).
10.2	Form of Tax Receivable Agreement by and among the Company and the other parties thereto (incorporated by reference to the document previously filed to the Form 8-K filed by the Company on March 22, 2016).
10.3	Private Placement Warranty Exchange Letter Agreement, dated March 21, 2016, by and among the Company, WL Ross Sponsor LLC and Nexeo Solutions Holdings, LLC (incorporated by reference to the document previously filed to the Form 8-K filed by the Company on March 22, 2016).
10.4	Founder Share Transfer Letter Agreement, dated March 21, 2016, by and among the Company, WL Ross Sponsor LLC and Nexeo Holdco, LLC (incorporated by reference to the document previously filed to the Form 8-K filed by the Company on March 22, 2016).
10.5	Promissory Note, dated March 31, 2016, issued to WL Ross Sponsor LLC (incorporated by reference to the document previously filed to the Form 8-K filed by the Company on April 5, 2016).
10.6*

Fidelity Subscription Agreement, dated May 9, 2016, by and between the Company and Fidelity Select Portfolios: Chemicals Portfolio, Fidelity Advisor Series I: Fidelity Advisor Value Fund, Fidelity Capital Trust: Fidelity Value Fund, Fidelity Select Portfolios: Materials Portfolio, Fidelity Central Investment Portfolios LLC: Fidelity Materials Central Fund and Variable Insurance Products Fund IV: Materials Portfolio.

10.7*

MFS Subscription Agreement, dated May 6, 2016, by and between the Company and MFS Series Trust X on behalf of MFS Global Alternative Strategy Fund, MFS Series Trust I on behalf of MFS New Discovery Fund and MFS Variable Insurance Trust on behalf of MFS New Discovery Series.

10.8*	Letter Agreement, dated January 11, 2016, between the Company and Robert C. Dinerstein.
10.9*	Indemnity Agreement between the Company and Robert C. Dinerstein.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of WL Ross Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WL ROSS HOLDING CORP.

Date: May 10, 2016	/s/ Wilbur L. Ross, Jr.
	Name:	Wilbur L. Ross, Jr.
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2016	/s/ Michael J. Gibbons
	Name:	Michael J. Gibbons
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)