Form 10-Q
period 2016-06-30
Nexeo Solutions, Inc.
filed 2016-08-09
CIK 1604416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-36477

NEXEO SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-5188282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Waterway Square Place, Suite 1000 The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

(281) 297-0700
(Registrant’s telephone number, including area code)
WL Ross Holding Corp.
1166 Avenue of the Americas
New York, New York 10036
December 31
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of August 4, 2016, there were 89,286,936 shares of the Company’s common stock issued and outstanding.

Glossary

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2016 LTIP	The Nexeo Solutions, Inc. 2016 Long Term Incentive Plan approved by the shareholders of the Company on June 8, 2016
ABL Agent	Bank of America, N.A., as administrative and collateral agent of the New ABL Facility
ABL Borrowers	Holdings, Sub Holding and Solutions together with Nexeo Solutions Canada Corporation
ADA Purchase Agreement	Ashland Distribution Acquisition purchase agreement
ASC	The FASB Accounting Standards Codification
Ashland	Ashland Inc. and its affiliates
ASU	Accounting Standards Update issued by the FASB
Blocker	TPG Accolade Delaware, L.P.
Blocker Merger	The merger of Blocker Merger Sub into Blocker on June 9, 2016, immediately following the Company Merger, with Blocker continuing as the surviving entity
Blocker Merger Sub	Neon Acquisition Company LLC, which was a wholly-owned subsidiary of WLRH at the time of the Blocker Merger
Business Combination	The business combination between WLRH and Holdings pursuant to the Merger Agreement, which was consummated on June 9, 2016
CAD	Canadian dollar
Canadian Tranche	Canadian tranche of the New ABL Facility
Closing Date	June 9, 2016
Company / Successor	Nexeo Solutions, Inc. f/k/a WL Ross Holding Corp.
Company Merger	The merger of Company Merger Sub with and into Holdings consummated on June 9, 2016, with Holdings continuing as the surviving entity
Company Merger Sub	Neon Holding Company LLC, which was a wholly-owned subsidiary of WLRH at the time of the Company Merger
Deferred Cash Consideration
The deferred payment to be made in cash to the Selling Equityholders pursuant to the Merger Agreement, where such deferred cash payments will generally be in an amount equal to the Company’s prevailing stock price at the time that the Company pays such deferred cash payments multiplied by the number of Excess Shares or as otherwise set forth in the Merger Agreement

Director Founder Shares	30,000 original Founders Shares were transferred to the Company’s prior independent directors
DTSC	United States Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings or loss per share
Excess Shares	The 5,654,960 shares of common stock used to calculate the Deferred Cash Consideration payable to the Selling Equityholders pursuant to the Merger Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FILO Tranche	$30.0 million tranche within the New ABL Facility for non-Canadian foreign subsidiaries to issue loans and letters of credit
Founder Shares	The 12,506,250 shares of common stock issued to Sponsor at the time of the IPO
GDP	Gross domestic product
Holdings	Nexeo Solutions Holdings, LLC
IPO	The initial public offering of WLRH, consummated on June 11, 2014
Issuers	Nexeo Solutions Finance Corporation and Solutions, collectively
Merger Agreement	Agreement and Plan of Merger, as amended, by and among WLRH, Blocker Merger Sub, Company Merger Sub, Holdings, Blocker, and New Holdco dated as of March 21, 2016
Mergers	The Company Merger and the Blocker Merger, collectively

NASDAQ	NASDAQ Stock Market
New ABL Facility	Asset-based credit facility pursuant to that certain asset-based credit agreement by and among the ABL Borrowers, the ABL Agent, the lenders party thereto and the other parties thereto
New Credit Facilities	New ABL Facility and New Term Loan Facility, collectively
New Holdco	Nexeo Holdco, LLC
New Term Loan Facility	Term loan credit facility pursuant to that certain credit agreement by and among Holdings, Solutions, Sub Holding, the Term Agent, the other agents party thereto and the lenders party thereto
Nexeo Plaschem	Nexeo Plaschem (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company
NLRB	United States National Labor Relations Board
Notes	Predecessor 8.375% Senior Subordinated Notes due 2018
Performance-Based Units	Units within the Predecessor Equity Plan that vest in accordance with a performance-based schedule
Predecessor	Holdings and its subsidiaries for the periods prior to the Closing Date
Predecessor ABL Facility	Holdings asset-based loan facility which was terminated in connection with the Business Combination
Predecessor Credit Facilities	Predecessor ABL Facility and Predecessor Term Loan Facility, collectively
Predecessor Equity Plan	Predecessor restricted equity plan
Predecessor Term Loan Facility	Holdings’ senior secured term loan facility which was terminated in connection with the Business Combination
PSLRA	Private Securities Litigation Reform Act of 1995
PSU	Performance share unit issued under the 2016 LTIP
RMB	Chinese renminbi
Ryder	Ryder Truck Rental, Inc.
Ryder Lease	Lease Agreement entered into by and between the Predecessor and Ryder in May 2015 for certain transportation equipment
SAFE	People’s Republic of China State Administration of Foreign Exchange
SEC	Securities and Exchange Commission
Selling Equityholders	The holders of equity interests in Holdings (other than Blocker) and the holders of equity interests in Blocker, in each case, as of the time immediately prior to the Business Combination
Solutions	Nexeo Solutions, LLC
Sponsor	WL Ross Sponsor LLC, the sponsor entity of WLRH prior to the Business Combination.
Sub Holding	Nexeo Solutions Sub Holding Corp.
Term Agent	Bank of America, N.A. as administrative agent and collateral agent of the New Term Loan Facility
Time-Based Units	Units within the Predecessor’s Equity Plan
TPG	TPG Capital, L.P. together with its affiliates, including TPG Accolade
TPG Accolade	TPG Accolade, L.P.
TRA	The Tax Receivable Agreement entered into in connection with the Business Combination, by and between the Company and the Selling Equityholders, dated as of June 9, 2016
U.S.	United States of America
U.S. GAAP	United States generally accepted accounting principles
U.S. Tranche	United States tranche of the New ABL Facility
WLRH	WL Ross Holding Corp.

Forward-Looking Statements

Certain information and statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the PSLRA codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “could,” “would” and similar expressions. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties, and we urge you not to place undue reliance on any forward-looking statements, which reflect management’s current expectations and assumptions about future events, and which are based on currently available information as to the timing and outcome of future events. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the section captioned “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on January 14, 2016, in our Form 8-K filed on June 15, 2016, our Registration Statement on Form S-3 filed on June 23, 2016 and within the information incorporated by reference therein.

Each of the forward-looking statements included in or incorporated by reference in this Quarterly Report on Form 10-Q speaks only as of the date on which that statement is made. We expressly disclaim any obligation to update or revise any forward-looking statement, all of which are expressly qualified in their entirety by this cautionary statement, whether as a result of new information, future events or otherwise. Historical results are not necessarily indicative of the results expected for any future period.

We believe it is important to communicate our expectations to our shareholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed or incorporated by reference in this Quarterly Report on Form 10-Q provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

•	the benefits of the Business Combination;

•	our future financial performance;

•	changes in the markets in which we compete;

•	our ability to grow and manage profitability; maintain relationships with suppliers; obtain adequate supply of products and retain our key employees;

•	our ability to enter into alliances and complete acquisitions of other businesses;

•	the outcome of any known and unknown litigation; and

•
other statements preceded by, followed by or that include the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “may,” “will,” “could,” “would” or similar words and expressions.

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the ability to maintain the listing of our common stock on NASDAQ;

•	the risk that the Business Combination will disrupt plans and operations;

•
the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability to maximize the business of the Predecessor, and the ability of the business to grow and manage growth profitably;

•	costs related to the Business Combination;

•	changes in applicable laws or regulations;

•	the inability to profitably expand into new markets;

•	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

•	other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, including those in Part II under “Item1A. Risk Factors.”

PART I
Item 1. Financial Statements

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in millions, except share amounts and par value)

	Successor	Predecessor
	June 30, 2016	September 30, 2015
Current Assets
Cash and cash equivalents	$38.6	$127.7
Accounts and notes receivable (net of allowance for doubtful accounts of $0.1 million and $3.8 million, respectively)	475.9	508.7
Inventories	321.5	325.1
Other current assets	21.8	22.0
Total current assets	857.8	983.5

Non-Current Assets
Property, plant and equipment, net	339.1	231.2
Goodwill	693.4	373.7
Deferred income taxes	1.6	0.3
Other intangible assets, net of amortization	216.2	111.4
Other non-current assets	9.9	8.8
Total non-current assets	1,260.2	725.4
Total Assets	$2,118.0	$1,708.9

Current Liabilities
Short-term borrowings and current portion of long-term debt and capital lease obligations	$50.0	$72.4
Accounts payable	313.6	326.6
Accrued expenses and other liabilities	47.9	63.9
Income taxes payable	1.3	2.5
Total current liabilities	412.8	465.4

Non-Current Liabilities
Long-term debt and capital lease obligations, less current portion, net	780.6	854.4
Deferred income taxes	39.8	91.5
Due to related party pursuant to contingent consideration obligations	142.2	—
Other non-current liabilities	5.4	12.6
Total non-current liabilities	968.0	958.5
Total Liabilities	1,380.8	1,423.9

Commitments and contingencies (see Note 13)
Equity
Preferred stock, $0.0001 par value (1,000,000 shares authorized, none issued and outstanding as of June 30, 2016)	—	—
Common stock, $0.0001 par value (300,000,000 shares authorized, 89,222,418 shares issued and outstanding as of June 30, 2016)	—	—
Additional paid-in capital	757.7	—
Series A membership interest	—	490.4
Series B membership interest	—	5.1
Accumulated deficit	(18.3)	(162.9)
Accumulated other comprehensive loss	(2.2)	(47.6)
Total equity	737.2	285.0
Total Liabilities and Equity	$2,118.0	$1,708.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in millions, except share and per share data)

	Successor		Predecessor
	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016	April 1 Through June 8, 2016	October 1, 2015 Through June 8, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015
Sales and operating revenues	$214.3	$214.3	$650.2	$2,340.1	$988.8	$3,019.3
Cost of sales and operating expenses	195.5	195.5	574.8	2,068.2	877.5	2,716.8
Gross profit	18.8	18.8	75.4	271.9	111.3	302.5
Selling, general and administrative expenses	19.1	19.2	57.5	208.9	82.9	248.5
Transaction related costs	15.9	18.0	26.1	33.4	—	0.1
Change in fair value of contingent consideration obligations	(2.3)	(2.3)	—	—	—	—
Operating income (loss)	(13.9)	(16.1)	(8.2)	29.6	28.4	53.9
Other income	—	—	0.3	2.9	8.4	9.1
Interest income (expense)
Interest income	0.3	0.9	—	0.1	—	0.1
Interest expense	(3.2)	(3.2)	(11.2)	(42.3)	(16.2)	(48.9)
Income (loss) from continuing operations before income taxes	(16.8)	(18.4)	(19.1)	(9.7)	20.6	14.2
Income tax expense (benefit)	(1.3)	(1.3)	1.1	4.2	1.8	2.7
Net income (loss) from continuing operations	(15.5)	(17.1)	(20.2)	(13.9)	18.8	11.5
Net income (loss) from discontinued operations, net of tax	—	—	—	0.1	—	(0.8)
Net income (loss)	$(15.5)	$(17.1)	$(20.2)	$(13.8)	$18.8	$10.7

Net loss per share available to common shareholders
Basic and diluted	$(0.45)	$(0.81)
Weighted average number of common shares outstanding
Basic and diluted	34,072,056	21,241,897

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Successor		Predecessor
	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016	April 1 Through June 8, 2016	October 1, 2015 Through June 8, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015
Net income (loss)	$(15.5)	$(17.1)	$(20.2)	$(13.8)	$18.8	$10.7
Unrealized foreign currency translation gain (loss), net of tax	(2.2)	(2.2)	(3.4)	(4.0)	5.3	(19.6)
Unrealized gain on interest rate hedges, net of tax	—	—	0.1	0.3	—	0.1
Other comprehensive income (loss), net of tax	(2.2)	(2.2)	(3.3)	(3.7)	5.3	(19.5)
Total comprehensive income (loss), net of tax	(17.7)	(19.3)	(23.5)	(17.5)	24.1	(8.8)
Comprehensive loss attributable to noncontrolling interest, net of tax	—	—	—	—	—	0.1
Total comprehensive income (loss) attributable to Predecessor and Successor, net of tax (1)	$(17.7)	$(19.3)	$(23.5)	$(17.5)	$24.1	$(8.7)

(1)    The tax effects for each component presented are not material.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited, in millions, except share amounts)

	Series A Membership Interest	Series B Membership Interest	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2015, Predecessor	$490.4	$5.1	$(162.9)	$(47.6)	$285.0
Repurchases of membership units	—	(0.1)	—	—	(0.1)
Equity-based compensation	—	2.7	—	—	2.7
Comprehensive loss:
Net loss	—	—	(13.8)	—	(13.8)
Other comprehensive loss	—	—	—	(3.7)	(3.7)
Balance at June 8, 2016, Predecessor	$490.4	$7.7	$(176.7)	$(51.3)	$270.1

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at September 30, 2015, Successor	14,853,927	$—	$6.2	$(1.2)	$—	$5.0
Reclassification of shares previously subject to redemption	14,168	—	0.1	—	—	0.1
Net loss	—	—	—	(0.1)	—	(0.1)
Balance December 31, 2015	14,868,095	—	6.3	(1.3)	—	5.0
Reclassification of shares previously subject to redemption	150,231	—	1.5	—	—	1.5
Net loss	—	—	—	(1.5)	—	(1.5)
Balance March 31, 2016	15,018,326	—	7.8	(2.8)	—	5.0
Reclassification of shares previously subject to redemption	47,512,924	—	475.2	—	—	475.2
Redeemed shares	(29,793,320)	—	(298.5)	—	—	(298.5)
Warrant conversion	2,240,000	—	—	—	—	—
Private placement shares issued May 23, 2016	23,492,306	—	234.9	—	—	234.9
Shares issued to Selling Equityholders	27,673,604	—	276.7	—	—	276.7
Fair value equity contribution from Sponsor in the form of Founder Shares transferred to Selling Equityholders	—	—	30.2	—	—	30.2
Shares issued for advisory services and deferred underwriting fees	3,078,578	—	30.8	—	—	30.8
Fair value equity contribution from Sponsor in the form of Founder Shares transferred to directors for services rendered	—	—	0.3	—	—	0.3
Equity-based compensation	—	—	0.3	—	—	0.3
Comprehensive loss:
Net loss	—	—	—	(15.5)	—	(15.5)
Other comprehensive loss	—	—	—	—	(2.2)	(2.2)
Balance at June 30, 2016, Successor	89,222,418	$—	$757.7	$(18.3)	$(2.2)	$737.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Successor	Predecessor
	Nine Months Ended June 30, 2016	October 1, 2015 Through June 8, 2016	Nine Months Ended June 30, 2015
Cash flows from operating activities
Net income (loss) from continuing operations	$(17.1)	$(13.9)	$11.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4.3	37.7	39.6
Debt issuance costs and original issue discount amortization	(0.4)	6.1	6.5
Non-cash transaction costs	12.8	—	—
Provision for bad debt	0.1	1.2	0.3
Inventory impairment	—	—	1.6
Deferred income taxes	(1.9)	1.1	2.0
Equity-based compensation charges	0.3	2.7	0.9
Change in fair value of contingent consideration obligations	(2.3)	—	—
Gain on sale of property and equipment	—	(2.0)	(1.0)
Gain on debt extinguishment, net	—	(0.6)	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(6.0)	34.4	77.3
Inventories	7.0	8.4	10.9
Other current assets	2.8	(4.1)	6.5
Accounts payable	(27.3)	13.4	(63.2)
Related party payable	—	(0.3)	(1.6)
Accrued expenses and other liabilities	(2.6)	(9.7)	4.0
Changes in other operating assets and liabilities, net	0.3	(4.9)	(1.7)
Net cash provided by (used in) operating activities from continuing operations	(30.0)	69.5	93.6
Net cash provided by (used in) operating activities from discontinued operations	—	0.1	(0.6)
Net cash provided by (used in) operating activities	(30.0)	69.6	93.0
Cash flows from investing activities
Additions to property and equipment	(1.4)	(14.2)	(27.3)
Proceeds from the disposal of property and equipment	—	2.4	2.3
Proceeds withdrawn from trust account	501.1	—	—
Cash consideration paid for Business Combination, net of cash acquired	(360.6)	—	—
Net cash provided by (used in) investing activities	139.1	(11.8)	(25.0)
Cash flows from financing activities
Proceeds from issuance of common stock	234.9	—	—
Redemption of common stock	(298.5)	—	—
Proceeds from Sponsor convertible note and Sponsor promissory note	0.7	—	—
Repayment of Sponsor convertible notes and Sponsor promissory note	(1.0)	—	—
Repurchases of membership units	—	(0.1)	—
Tax distributions associated with membership interests	—	—	(0.1)
Purchase of additional equity interest in Nexeo Plaschem	—	—	(34.3)
Proceeds from short-term debt	4.9	20.9	36.9
Repayment of short-term debt	(1.7)	(17.1)	(47.6)
Proceeds from issuance of long-term debt	823.6	292.1	494.3
Repayment of long-term debt and capital lease obligations	(41.0)	(417.3)	(514.6)
Repayment of Predecessor long-term debt	(767.3)	—	—
Cash paid for debt issuance costs	(25.3)	—	—
Net cash used in financing activities	(70.7)	(121.5)	(65.4)
Effect of exchange rate changes on cash and cash equivalents	—	0.3	(1.8)
Increase (decrease) in cash and cash equivalents	38.4	(63.4)	0.8
Cash and cash equivalents at the beginning of the period	0.2	127.7	88.2
Cash and cash equivalents at the end of the period	$38.6	$64.3	$89.0

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7.2	$32.9	$39.6
Cash paid during the period for taxes	$1.5	$3.4	$4.0
Supplemental disclosure of non-cash operating activities:
Non-cash payment of deferred underwriting fees	$18.3	$—	$—
Supplemental disclosure of non-cash investing activities:
Non-cash capital expenditures, including capital leases	$1.2	$16.5	$2.3

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, currencies in millions, except per share amounts)

1. Basis of Presentation and Nature of Operations

Basis of Presentation

Nexeo Solutions, Inc. (together with its subsidiaries, the “Company”) is the result of the business combination between WLRH and Holdings.  WLRH was incorporated in Delaware on March 24, 2014 and was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. WLRH completed its IPO in June 2014, raising approximately $500.0 million in cash proceeds. WLRH neither engaged in any operations nor generated any revenue prior to the Business Combination.

On the Closing Date, WLRH and Holdings consummated the Business Combination, pursuant to the Merger Agreement. In connection with the closing of the Business Combination, WLRH changed its name from “WL Ross Holding Corp.” to “Nexeo Solutions, Inc.” and changed the ticker symbol for its common stock on NASDAQ from “WLRH” to “NXEO”.

WLRH was identified as the acquirer for accounting purposes and Holdings was identified as the acquiree and accounting predecessor.  The Company’s financial statement presentation distinguishes a “Predecessor” for the periods prior to the Closing Date.  WLRH, which includes Holdings for periods subsequent to the Business Combination, was subsequently renamed Nexeo Solutions, Inc. and is the “Successor” for periods after the Closing Date. The acquisition was accounted for as a business combination using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting for the assets and liabilities of Holdings that is based on the fair value of net assets acquired and liabilities assumed.  See Note 3 for further discussion of the Business Combination.  As a result of the application of the acquisition method of accounting as of the Closing Date, the condensed consolidated financial statements for the Predecessor period and for the Successor period are presented on a different basis and are, therefore, not comparable.

On the Closing Date, the Company’s Board of Directors approved a change in WLRH’s fiscal year-end from December 31 to September 30.  As a result of this change and the Business Combination, the condensed consolidated financial statements presented within this 10-Q include the transition period from October 1, 2015 through June 30, 2016.

The Successor periods in the condensed consolidated financial statements as of June 30, 2016 and for the three and nine months ended June 30, 2016 includes 22 days (June 9, 2016 through June 30, 2016) of the combined operating results, as well as the full three and nine months ended June 30, 2016 of WLRH’s operating results, which reflect its financial activity including transaction costs and equity structure changes in preparation of the consummation of the Business Combination. Operating results during the three and nine months ended June 30, 2015 for WLRH were not significant or meaningful and therefore are not presented in the condensed consolidated statements of operations. Operating results for the Predecessor for the three and nine months ended June 30, 2015 are presented as they are reflective of the ongoing operations of the acquired business.

           The Predecessor periods in the condensed consolidated financial statements represent the operating results of Holdings and its subsidiaries prior to the Business Combination.

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC.  As such, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as disclosed herein) considered necessary for a fair statement have been included.  Results of operations for the periods presented herein are not necessarily indicative of results to be expected for the fiscal year ending 2016.  Financial data presented herein should be read in conjunction with the information included in or incorporated by reference into the Company’s Form 8-K filed on June 15, 2016 and Form 8-K/A filed on June 15, 2016.

           The consolidated financial data as of September 30, 2015 presented in these unaudited condensed consolidated financial statements were derived from the Predecessor’s audited consolidated financial statements, but do not include all disclosures required by U.S. GAAP.

Nature of Operations

The Company is a global distributor of chemicals products in North America and Asia and plastics products in North America, EMEA and Asia. In connection with the distribution of chemicals products, the Company provides value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development.  The Company also provides environmental services, including waste collection, recovery and arrangement for disposal services and recycling in North America, primarily in the U.S., through its Environmental Services line of business. The Predecessor was a distributor of composites products in North America until July 1, 2014, when these operations were sold and as a result, activity associated with these operations is reflected as discontinued operations for all periods presented.

The Company connects a network of approximately 1,300 suppliers with a diverse base of approximately 27,500 customers. The Company offers its customers products used in a broad cross-section of end markets including household, industrial and institutional, lubricants, performance coatings (including architectural coatings, adhesives, sealants and elastomers), automotive, healthcare, personal care, oil and gas and construction. The Company distributes approximately 23,000 products into over 80 countries through a supply chain consisting of approximately 170 owned, leased or third-party warehouses, rail terminals and tank terminals globally. The Company has a private fleet of over 1,000 units, including tractors and trailers, primarily located in North America.

The Company currently employs approximately 2,550 employees globally.

2. Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

The Predecessor’s significant accounting policies are substantially the same as those of the Company presented below.
Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and all wholly-owned subsidiaries in which it maintains control. Significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates, Risks, and Uncertainties

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include:

•	the fair value of assets acquired and liabilities assumed in a business combination;

•	the assessment of recoverability of long lived assets, including property and equipment, goodwill and intangible assets, income taxes, reserves and environmental remediation;

•	the estimated useful lives of intangible and depreciable assets;

•	the grant date fair value of equity-based awards;

•	the recognition, measurement and valuation of current and deferred income taxes;

•	the recognition and measurement of contingent consideration related to the TRA liability; and

•	the recognition and measurement of contingent consideration related to the Deferred Cash Consideration.

Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

The Company’s financial instruments exposed to concentration of credit risk consist primarily of cash and cash equivalents. Although the Company deposits cash with multiple banks, these deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. These deposits may generally be redeemed upon demand and bear minimal risks.

No single customer accounted for more than 10.0% of revenues for any line of business, or on a consolidated basis, for each of the periods reported. The Company has two suppliers that each account for between 10% and 13% of consolidated purchases for the Successor and Predecessor periods in the current fiscal year. In the prior fiscal periods presented, the Predecessor had one supplier that accounted for approximately 13% of consolidated purchases.

Cash and Cash Equivalents

All highly liquid temporary investments with original maturities of three months or less are considered to be cash equivalents.

Accounts and Notes Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of discounts and allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Company’s accounts receivable in the U.S. and Canada are collateral under the New Credit Facilities.

The Company records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses for accounts receivable. On a recurring basis, the Company reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Receivables are charged off against the allowance for doubtful accounts when it is probable a receivable will not be recovered.

Certain customers of Nexeo Plaschem are allowed to remit payment during a period of time ranging from 30 days up to nine months. These notes receivables, which are supported by banknotes issued by large banks in China on behalf of these customers, are included in Accounts and notes receivable on the Company's condensed consolidated balance sheets and totaled $7.0 million at June 30, 2016 for the Successor and $4.5 million at September 30, 2015 for the Predecessor, respectively.

The allowance for doubtful accounts was $0.1 million at June 30, 2016 for the Successor and $3.8 million at September 30, 2015 for the Predecessor. Bad debt expense, a component of Selling, general and administrative expenses in the condensed consolidated statements of operations, totaled $0.1 million for the three and nine months ended June 30, 2016 for the Successor, $0.1 million and $1.2 million for the periods from April 1, 2016 through June 8, 2016 and from October 1, 2015 through June 8, 2016 for the Predecessor, respectively, and net recoveries of $0.4 million and expenses of $0.3 million for the three and nine months ended June 30, 2015 for the Predecessor, respectively.

Inventories

Inventories are carried at the lower of cost or market using the weighted average cost method. The Company’s inventories in the U.S. and Canada are collateral under the New Credit Facilities.

Goodwill and Intangibles

The Company had goodwill of $693.4 million at June 30, 2016 associated with the Business Combination. The Predecessor had goodwill of $373.7 million at September 30, 2015 resulting from previous acquisitions. The purchase consideration of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The estimated fair values are determined after review and consideration of relevant information including discounted cash flows, quoted market prices and estimates made by management. To the extent that the purchase consideration exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

The Company had other intangible assets, net of amortization, of $216.2 million at June 30, 2016 consisting of customer relationships and the trade name. These intangible assets are amortized on a straight-line basis over their estimated useful lives, including customer relationships which are amortized over 12 years and the trade name is amortized over four years. The Predecessor had other intangible assets, net of amortization, of $111.4 million at September 30, 2015 consisting of leasehold improvements, customer-related intangibles, supplier-related intangibles, non-compete agreements and certain trademarks and trade names.

Property, Plant and Equipment

Property, plant and equipment includes plants and buildings, machinery and equipment and software and computer equipment. Property, plant and equipment acquired or constructed in the normal course of business are initially recorded at cost. Property and equipment acquired in business combinations are initially recorded at their estimated fair value. Property, plant and equipment are depreciated by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their economic useful life or their lease term. The range of useful lives used to depreciate property, plant and equipment is as follows:

	Successor	Predecessor
	Estimated Useful Lives (years)	Estimated Useful Lives (years)
Plants and buildings	5-35	5-35
Machinery and equipment	2-30	2-30
Software and computer equipment	3-10	3-10

Repairs and maintenance expenditures that do not extend the useful life of the asset are charged to expense as incurred. Major expenditures for replacements and significant improvements that increase asset values or extend useful lives are capitalized. The carrying amounts of assets that are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in the condensed consolidated statements of operations.

Leases

The Company leases certain property, plant and equipment in the ordinary course of business. The leases are classified as either capital leases or operating leases. Assets under capital leases are included in Property, plant and equipment, net in the condensed consolidated balance sheets and are depreciated over the lesser of the lease term or the useful life of the assets. Capital lease obligations are included in Short-term borrowings, current portion of long-term debt and capital lease obligations and Long-term debt and capital lease obligations, less current portion, net in the condensed consolidated balance sheets. Generally, lease payments under capital leases are recognized as interest expense and a reduction of the capital lease obligations. Lease payments under operating leases are recognized as an expense in the condensed consolidated statements of operations on a straight-line basis over the lease term.

Impairment of Goodwill and Other Long-lived Assets

Goodwill.  Goodwill is tested for impairment annually as of March 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, which is defined as operating segments or groupings of businesses one level below the operating segment level. The Company’s operating segments are the same as the reporting units used in its goodwill impairment test. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit, determined using a market approach if market prices are available or alternatively, a discounted cash flow model, with its carrying value. The annual evaluation of goodwill requires the use of estimates about future operating results, valuation multiples and discount rates of each reporting unit to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed. No goodwill impairment was recognized during any of the periods presented.

Other Long-Lived Assets. Property, plant and equipment and other intangibles with definite lives are tested for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. When an impairment test is performed and the undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.

Debt Issuance Costs

Costs associated with the revolving credit facility are recorded as debt issuance costs, which are included in Other non-current assets in the condensed consolidated balance sheets and are being amortized as interest expense over the contractual lives of the related agreements. Costs associated with non-revolving debt facilities are recorded as a reduction of the long-term debt, and are amortized as interest expense over the contractual lives of the related agreements. See Notes 4 and 7.

Commitments, Contingencies and Environmental Costs

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Gain contingencies are not recorded until management determines it is certain that the future event will become or is realized.

Liabilities for environmental remediation costs are recognized when environmental assessments or remediation are probable and the associated costs can be reasonably estimated. Generally, the timing of these provisions coincides with the commitment to a formal plan of action or, if earlier, the divestment or closure of the relevant sites. The amount recognized reflects management’s best estimate of the expenditures expected to be required. Actual environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Actual expenditures that relate to an existing condition caused by past operations and that do not impact future earnings are expensed.

Ashland agreed to retain known environmental remediation liabilities and other environmental remediation liabilities for releases of hazardous materials occurring prior to March 31, 2011, which Ashland received notice prior to March 31, 2016. See Note 13.

Earnings or Loss per Share of Successor

Basic EPS which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares and the proceeds from such activities, if any, were used to acquire shares of common stock at the average market price during the reporting period. During a net loss period, the assumed exercise of in-the-money stock options and unvested stock has an anti-dilutive effect, and therefore such potential shares are excluded from the diluted EPS computation.

Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options, unvested stock and unvested stock units for the diluted computation.

For both the three and nine months ended June 30, 2016, there were 12,476,250 Founder Shares that were not included in the computation because market conditions were not yet satisfied and 1,547,500 PSU awards that were not included in the computation of diluted shares outstanding because performance targets and/or market conditions were not yet met for these awards. Diluted shares outstanding also did not include 25,012,500 shares based on the exercise of 50,025,000 outstanding out-of-the-money warrants as their impact on the Company’s net loss is anti-dilutive for both the three and nine months ended June 30, 2016.

The Predecessor was organized as a limited liability company, therefore EPS for the predecessor periods was not applicable.

Concentrations of Credit Risk

All of the Company’s financial instruments involve elements of credit and market risk. The most significant portion of this credit risk relates to nonperformance by counterparties. To manage counterparty risk associated with financial instruments, the Company selects and monitors counterparties based on its assessment of their financial strength and on credit ratings, if available.

Foreign Currency

The reporting currency of the Company is the U.S. dollar. With few exceptions, the local currency is the functional currency for the Company's foreign subsidiaries. In consolidating the results of operations, income and expense accounts are translated into U.S. dollars at average exchange rates in effect during the period and asset and liability accounts are translated at period-end exchange rates. Translation gains or losses are recorded in the foreign currency translation component in Accumulated other comprehensive income (loss) in shareholders’ equity and are included in net earnings only upon sale or liquidation of the underlying foreign subsidiary or affiliated company.

Transactions undertaken in currencies other than the functional currency of a subsidiary are translated using the exchange rate in effect as of the transaction date and give rise to foreign currency transaction gains and losses. Foreign currency transaction gains and losses are recorded as a component of Selling, general and administrative expenses. Net foreign currency transaction losses from various currencies were $0.4 million for the three and nine months ended June 30, 2016 for the Successor. Net foreign currency transaction losses were $1.3 million and $1.6 million for the periods April 1, 2016 through June 8, 2016 and from October 1, 2015 through June 8, 2016 for the Predecessor, respectively, and $0.3 million and $0.9 million for the three and nine months ended June 30, 2015 for the Predecessor, respectively.

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, products are shipped and title is transferred or services are provided to customers, the sales price is fixed or determinable and collectability is reasonably assured. Revenue for product sales is recognized at the time title and risk of loss transfer to the customer, based on the terms of the sale. For products delivered under the Company’s standard shipping terms, title and risk of loss transfer when the product is delivered to the customer’s delivery site. For sales transactions designated Freight on Board shipping point, the customer assumes risk of loss and title transfers at the time of shipment. Deferred revenues may result from (i) delivery delays for products delivered under the Company’s standard shipping terms or (ii) from other arrangements with its customers. Sales are reported net of tax assessed by qualifying governmental authorities.

The Company is generally the primary obligor in sales transactions with its customers, retains inventory risk during transit and assumes credit risk for amounts billed to its customers. Accordingly, the Company recognizes revenue primarily based on the gross amount billed to its customers. In sales transactions where the Company is not the primary obligor and does not retain inventory risk, the Company recognizes revenue on a net basis by recognizing only the commission the Company retains from such sales and including that commission in sales and operating revenues in the condensed consolidated statements of operations.

Consistent with industry standards, the Company may offer volume-based rebates to large customers if the customer purchases a specified volume with the Company over a specified time period. The determination of these rebates at an interim date involves management judgment. As a result, the Company’s revenues may be affected if a customer earns a rebate toward the end of a year that the Company had not expected or if its estimate of customer purchases are less than expected. The Company has the experience and access to relevant information that the Company believes are necessary to reasonably estimate the amounts of such deductions from gross revenues. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly if and when actual experience differs from previous estimates. The Company recognizes the rebate obligation as a reduction of revenue based on its estimate of the total volume of purchases from a given customer over the specified period of time. Customer rebates totaled $0.6 million for the three and nine months ended June 30, 2016 for the Successor. Customer rebates totaled $1.1 million and $4.0 million for the periods April 1, 2016 through June 8, 2016 and from October 1, 2015 through June 8, 2016 for the Predecessor and $1.1 million and $3.9 million for the three and nine months ended June 30, 2015 for the Predecessor, respectively.  Customer rebates due to customers were $3.6 million at June 30, 2016 for the Successor and $4.0 million at September 30, 2015 for the Predecessor.  These payables are included in Accrued expenses and other liabilities in the condensed consolidated balance sheets.

Supplier Rebates

Certain of the Company's vendor arrangements provide for purchase incentives based on the Company achieving a specified volume of purchases. The Company records the volume-based purchase incentives as a reduction of inventory costs (and related cost of sales) based on its purchases to date and its estimates of purchases for the remainder of the calendar year. The Company receives these incentives in the form of rebates that are payable only when the Company's purchases equal or exceed the relevant calendar year target. Supplier rebates are recorded as a reduction of inventory costs and accrued as part of cost of sales for products sold based on progress towards earning the supplier rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the applicable calendar year. Supplier rebates totaled $0.5 million for the three and nine months ended June 30, 2016 for the Successor. Supplier rebates totaled $1.8 million and $6.5 million for the periods April 1, 2016 through June 8, 2016 and from October 1, 2015 through June 8, 2016 for the Predecessor, respectively, and $3.4 million and $11.2 million for the three and nine months ended June 30, 2015 for the Predecessor, respectively. Supplier rebates due to the Company were $2.4 million at June 30, 2016 for the Successor and $3.4 million at September 30, 2015 for the Predecessor. These receivables are included in Accounts and notes receivable in the condensed consolidated balance sheets.

Shipping and Handling

All shipping and handling amounts billed to customers are included in revenues. Costs incurred related to the shipping and handling of products are included in cost of sales.

Expense Recognition

Cost of sales include material and production costs, as well as the costs of inbound and outbound freight, purchasing and receiving, inspection, warehousing, internal transfers and all other distribution network costs. Selling, general and administrative expenses include sales and marketing costs, advertising, research and development, customer support, environmental remediation and administrative costs. Because products and services are generally sold without any extended warranties, liabilities for product warranties are not significant. There were no material advertising expenses for each of the three and nine months ended June 30, 2016 for the Successor. Advertising expenses totaled $0.5 million and $1.3 million for the periods April 1, 2016 through June 8, 2016 and from October 1, 2015 through June 8, 2016 for the Predecessor, respectively, and $0.4 million and $1.7 million for the three and nine months ended June 30, 2015 for the Predecessor, respectively. There were no material research and development expenses incurred during any of the periods presented.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The provision for income taxes includes income taxes paid, currently payable or receivable, and those deferred.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

The Predecessor was organized as a limited liability company and was taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, the Predecessor was not subject to U.S. income taxes. Accordingly, the members of the Predecessor reported their share of the Predecessor’s taxable income on their respective U.S. federal tax returns. The Predecessor’s sole active U.S. corporate subsidiary, Sub Holding, was subject to tax at the entity level in the U.S. The net earnings for financial statement purposes differed from taxable income reportable by the Predecessor to the members as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors. The Predecessor was required to make quarterly distributions to members to fund their tax obligations, if any, attributable to the Predecessor’s taxable income. In some jurisdictions, the Predecessor made such distributions in the form of tax payments paid directly to the taxing authority on behalf of its members. Controlled foreign corporations are subject to tax at the entity level in their respective jurisdictions.

Due to related party pursuant to Contingent Consideration Obligations

As described in Note 3, as part of the consideration for the Business Combination, the Company entered into the TRA and agreed to pay the Deferred Cash Consideration pursuant to the Merger Agreement.   The Company’s obligation for these contingent consideration amounts was initially measured at fair value as of the Closing Date.  The Company’s contingent consideration liabilities are required to be recorded at fair value as of the end of each reporting period with any changes in fair value recorded in operating income. Changes in the estimates and inputs used in determining the fair value of the contingent consideration could have a material impact on the amounts recognized.

Share-Based Compensation

The Company accounts for share-based compensation expense for equity instruments granted in exchange for employee and director services. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the vesting period of the equity award grant.

The Company’s PSU awards contain both market and performance-based conditions. At the grant date, market conditions are incorporated into the fair value measurement using a Monte Carlo simulation model under the assumptions that performance-based conditions are met and not met. The Company then determines the probability that performance-based conditions will be met and incorporates this into the grant date fair value of the award.

The compensation cost for the PSU awards is amortized over the vesting period on a straight-line basis, net of estimated forfeitures. Forfeiture rates are estimated based on consideration of historical forfeitures of the Predecessor’s actual forfeitures of its share-based compensation awards and a peer group of companies.

Recent Accounting Pronouncements Adopted

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and an entity should apply existing guidance in Topic 718, Compensation-Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The Company adopted these amendments on January 1, 2016, which did not have a material impact on the Company’s financial position or results of operations.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Company adopted this standard during the three months ended June 30, 2016. Any future adjustments to the amounts initially recognized for assets and liabilities acquired as a result of the Business Combination will be recognized in the period in which they are identified.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires an entity to classify all deferred tax assets and liabilities as noncurrent. These amendments are effective for fiscal years beginning after December 15, 2016 and interim periods within those years and early adoption is permitted. The Company adopted this standard during the three months ended June 30, 2016 on a prospective basis and its adoption did not have a material impact on the Company’s financial position or results of operations, or on the Predecessor’s financial position or results of operations for the periods presented.

In April and August 2015, the FASB issued ASU No. 2015-03 and ASU No. 2015-15, “Interest-Imputation of Interest,” respectively, to simplify the presentation of debt issuance costs. These amendments require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The FASB clarified that debt issuance costs related to line-of-credit arrangements can be presented as an asset and amortized over the term of the arrangement. The Company adopted these amendments on January 1, 2016 on a retrospective basis. As a result, the Predecessor financial statements have been adjusted to reclassify $9.1 million of debt issuance costs from Other non-current assets and into Long-term debt and capital lease obligations, less current portion, net on the condensed consolidated balance sheets as of September 30, 2015.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606). The amendments in this ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition and require that revenue be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-9 for all entities by one year. These amendments will be effective in annual reporting periods beginning after December 15, 2017 including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that reporting period. The Company is in the process of evaluating the provisions of this ASU and assessing the potential effect on the Company’s financial position or results of operations.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU require an entity to measure inventory at the lower of cost or net realizable value, whereas guidance previously required an assessment of market value of inventory, with different possibilities as to determining market value. This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those years and early adoption is permitted. The Company is in the process of evaluating the provisions of the ASU, but does not expect it to have a material effect on the Company’s financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU (i) requires all equity investments in unconsolidated entities other than those measured using the equity method of accounting, to be measured at fair value through earnings; (ii) when the fair value option has been elected for financial liabilities, requires that changes in fair value due to instrument specific credit risk be recognized separately in other comprehensive income and accumulated gains and losses due to these changes and will be reclassified from accumulated other comprehensive income to earnings if the liability is settled before maturity; and (iii) amends certain fair value disclosure provisions related to financial instruments carried at amortized cost. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company is in the process of evaluating the provisions of the ASU and assessing the potential effect on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires all leases with terms greater than 12 months, whether finance or operating, to be recorded on the balance sheet, reflecting a liability to make lease payments and a right-to-use asset representing the right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change from current GAAP. These amendments are effective for the reporting periods beginning after December 15, 2018 with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company is in the process of evaluating the potential effects of this standard and believes it may have a significant impact on its consolidated financial statements due, in part, to its substantial number of operating lease obligations.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance simplifies several aspects of accounting for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is in the process of evaluating the provisions of this ASU and assessing the potential effect on the Company’s financial position and results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Forward-looking information will now be used to better inform credit loss estimates.  The amendments in this ASU are effective for fiscal years beginning December 15, 2020 including interim periods within those years.  Early adoption is permitted.  The Company is currently in the process of evaluating the provisions of this ASU, and assessing the potential effect on the Company’s financial position or results of operations.

3. Business Combination

On June 9, 2016, the Company consummated the Business Combination pursuant to the Merger Agreement, whereby WLRH acquired Holdings (including the portion of Holdings held by Blocker) through a series of two mergers. As a result of the transactions contemplated by the Merger Agreement, Holdings and Blocker became wholly-owned subsidiaries of WLRH.

The estimated purchase consideration for the Business Combination was as follows:

Cash	$424.9
Less: cash acquired	(64.3)
Equity(1)	276.7
Founder Shares transferred to Selling Equityholders(1)	30.2
Contingent consideration - Fair value of Deferred Cash Consideration	49.6
Contingent consideration - Fair value of TRA	94.9
Total purchase consideration(2)	$812.0

(1) See Note 11.
(2) In addition to the total purchase consideration above, the Company assumed the outstanding indebtedness of the Predecessor, including related accrued interest through the Closing Date, totaling $774.3 million. The proceeds of the New Credit Facilities were used to repay such indebtedness and accrued interest immediately following the consummation of the Business Combination.

The total purchase consideration described above is preliminary and subject to finalization of fair value assessment for the contingent consideration liabilities. Additionally, the total purchase consideration is subject to completion of the final working capital adjustment, which is expected to be completed within 75 days after the Closing Date.

Contingent Consideration - Deferred Cash Consideration

The contingent consideration associated with the Deferred Cash Consideration will be an amount in cash equal to the prevailing price of the Company’s common stock at the time that the Company pays such deferred cash payment multiplied by the number of Excess Shares.  Certain circumstances require the Company to pay all or a portion of the Deferred Cash Consideration to the Selling Equityholders, where such cash amount is calculated as set forth in the Merger Agreement, including (i) where the volume weighted average trading price of the Company’s common stock for any period of 20 trading days in any 30 trading day period exceeds $15.00 per share, and (ii) if any Excess Shares remain on June 30, 2021. In such circumstances, the Company alternatively has the option to conduct offerings of common stock at least equal to the number of any remaining Excess Shares at that time, and remit the gross proceeds thereof (less any underwriting discounts and commissions) to the Selling Equityholders. However, to the extent the number of shares issued in such offerings does not equal the full amount of Excess Shares remaining at the time of the offering, the Company’s obligations with respect to any remaining Excess Shares, including the obligation to continue to complete any necessary additional offerings, shall continue. In order to estimate the fair value of the Deferred Cash Consideration, the Company estimates the value of the Excess Shares using a Monte Carlo simulation model.

Contingent Consideration - TRA

Concurrent with the completion of the Business Combination, the Company incurred the liability for the contingent consideration related to the TRA, which reflects amounts owed to the Selling Equityholders. This liability generally provides for the payment by the Company to the Selling Equityholders of 85% of the net cash savings, if any, in U.S. federal, state and local income taxes that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing Date as a result of (i) certain increases in tax basis resulting from the Company Merger, (ii) certain tax attributes of Holdings existing prior to the Mergers, (iii) net operating losses and certain other tax attributes of Blocker available to the Company as a result of the Blocker Merger and (iv) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments the Company makes under the TRA. The Company will retain the benefit of the remaining 15% of the net cash savings, if any. The Company estimated the fair value of the TRA liability based on a discounted cash flow model which incorporates assumptions of projected taxable income, projected income tax liabilities and an estimate of tax benefits expected to be realized as a result of the Business Combination. The estimated fair value of the TRA liability as of the Closing Date was $94.9 million. The undiscounted cash flows associated with the TRA liability were estimated to be between $190.0 million and $230.0 million over the time period during which the tax benefits are expected to be realized, currently estimated at over 20 years.

The amount and timing of any payments due under the TRA will vary depending upon a number of factors, including the amount and timing of the taxable income the Company generates in the future and the U.S. federal, state and local income tax rates then applicable. In addition, payments made under the TRA will give rise to additional tax benefits for the Company and therefore to additional potential payments due under the TRA. The term of the TRA commenced upon the consummation of the Mergers and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless the Company exercises its right to terminate the TRA early. If the Company elects to terminate the TRA early, its obligations under the TRA would accelerate and it generally would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the TRA, calculated in accordance with certain valuation assumptions set forth in the TRA.

The liabilities related to the Deferred Cash Consideration and the TRA are included in Due to related party pursuant to contingent consideration obligations on the Company’s condensed consolidated balance sheets.

Preliminary Purchase Consideration Allocation

The Business Combination is accounted for under the acquisition method, which requires the Company to perform an allocation of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration over the estimated fair values is recorded as goodwill. The following table summarizes the Company’s preliminary allocation of the purchase consideration to assets acquired and liabilities assumed at the acquisition date:

Preliminary Purchase Consideration Allocation

Accounts receivable	$470.0
Inventory	328.5
Other current assets	24.5
Property, plant and equipment	339.5
Customer-related intangible	197.0
Trade name	20.5
Other non-current assets	3.3
Deferred tax assets	1.2
Goodwill	695.6
Total assets acquired	2,080.1

Short-term borrowings and current portion of capital leases	40.6
Accounts payable	338.0
Other current liabilities	52.7
Long-term portion of capital leases	23.0
Long-term debt	767.3
Deferred tax liability	41.3
Other non-current liabilities	5.2
Total liabilities assumed	1,268.1

Net assets acquired	$812.0

The total purchase consideration and the related purchase consideration allocation above are preliminary as the Company has not yet completed all the necessary fair value assessments, including the assessments of property, plant and equipment, intangibles, contingent consideration and the related tax impacts on these items. Any changes within the measurement period in the estimated fair values of the assets acquired and liabilities assumed and the working capital adjustments may change the amount of the purchase consideration allocable to goodwill. The fair value and related tax impact assessments are to be completed within twelve months of the Closing Date, and could have a material impact on the components of the total purchase consideration and the purchase consideration allocation.

Transaction costs incurred by the Company associated with the Business Combination were $15.9 million and $18.0 million for the three and nine months ended June 30, 2016 for the Successor, respectively. The Company also incurred a total of $25.3 million of debt issuance costs related to the New Credit Facilities in connection with the consummation of the Business Combination.

Transaction costs incurred by the Predecessor associated with the Business Combination were $26.1 million and $33.4 million for the period from April 1, 2016 through June 8, 2016 and the period from October 1, 2015 through June 8, 2016, respectively.

A summary and description of the acquired assets and assumed liabilities fair valued in conjunction with applying the acquisition method of accounting follows:

Accounts Receivable

Accounts receivable consists of receivables related to the customers of the acquired business, as well as various other miscellaneous receivables. The accounts receivable and other miscellaneous receivables were recorded at their approximate fair value based on expected collections of the Predecessor. Accordingly, accounts receivable included a fair value adjustment of $4.2 million to reduce gross receivables to their net value after consideration of expected uncollectable amounts at the Closing Date.

Inventory

Inventory consists primarily of finished products to be distributed to the acquired business’s customers. The fair value of inventory was established through application of the income approach, using estimates of selling prices and costs such as selling and marketing expenses to be incurred in order to dispose of the finished products and arriving at the future profitability that is expected to be generated once the inventory is sold (net realizable value). The inventory fair value step up of $13.8 million will be recognized in income as the inventory is sold, which is expected to be within two months of the Closing Date. The Company recognized $6.9 million of the inventory fair value step up during the three months ended June 30, 2016, which is included in Cost of sales and operating expenses in the condensed consolidated statement of operations.

Other Current Assets

Other current assets consist primarily of prepaid expenses, which did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Property, Plant and Equipment

Property, plant and equipment consists primarily of: 42 owned distribution locations in the United States, Puerto Rico and Canada; 11 leased locations in the United States, Canada, Puerto Rico, Mexico, Europe and China (excluding third-party operated warehouses); office equipment and other similar assets used in the Predecessor's operations. The preliminary allocation of the purchase consideration for property, plant and equipment was based on the fair market value of such assets determined using the cost approach. The cost approach consisted of estimating the fixed assets’ replacement cost less all forms of depreciation. The fair value of land was determined using the comparable sales approach. The fair value adjustment to property, plant and equipment was $107.3 million.

Customer-Related Intangible

Customer relationships were valued through the application of the income approach. Under this approach, revenue, operating expenses and other costs associated with existing customers were estimated in order to derive cash flows attributable to the existing customer relationships. The resulting estimated cash flows were then discounted to present value to arrive at the fair value of existing customer relationships as of the valuation date. The value associated with customer relationships will be amortized on a straight-line basis over a 12-year period, which represents the approximate point in the projection period in which a majority of the asset’s cash flows are expected to be realized based on assumed attrition rates. The Company recognized $197.0 million for these intangible assets as part of the preliminary purchase consideration allocation.

Trade Name

The Nexeo trade name was valued through application of the income approach, involving the estimation of likely future sales and an estimated royalty rate reflective of the rate that a market participant would pay to use the Nexeo name. The fair value of this asset will be amortized on a straight-line basis over a period of four years, estimated based on the period in which the Company expects a market participant would use the name prior to rebranding and the length of time the name would be expected to maintain recognition and value in the marketplace. The Company recognized $20.5 million for this intangible asset as part of the preliminary purchase consideration allocation.

Other non-current assets

Other non-current assets acquired represents certain long-term deposits, which did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Goodwill

Goodwill represents the excess of the total purchase consideration over the fair value of the underlying net assets acquired, largely arising from the workforce and extensive efficient distribution network that has been established by the acquired business. Of the total amount of goodwill recognized as part of the preliminary purchase consideration allocation above, the Company expects approximately $284.6 million to be deductible for tax purposes.

Short-term borrowings and current portion of capital leases.

Short-term borrowings and current portion of capital leases includes short term borrowings of Nexeo Plaschem and the current portion of capital leases, which did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Accounts Payable

Accounts payable represent short-term obligations owed to the vendors of the acquired business, which were assumed in the Business Combination. These obligations did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Other Current Liabilities

Other current liabilities represent primarily accrued expenses, including accrued payroll, accrued interest on long-term debt, certain accrued taxes and various other liabilities arising out of the normal operations of the acquired business. The majority of these liabilities did not have a fair value adjustment because their carrying value approximated fair value. However, no fair value was recognized for certain recorded liabilities that did not meet the definition of a liability under the acquisition method of accounting.

Long-term Portion of Capital Leases

The long-term portion of capital leases includes the non-current portion of capital leases for machinery and equipment, which did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Long-term Debt

Long-term debt represents the outstanding principal balance at the Closing Date of the Predecessor Term Loan Facility and the Notes which did not have a fair value adjustment as part of acquisition accounting since the carrying value approximated fair value.

Deferred Taxes

Deferred tax assets and liabilities are attributable to the difference between the estimated fair values allocated to inventory, property, plant and equipment and identified intangibles acquired for financial reporting purposes and the amounts determined for tax reporting purposes and give rise to temporary differences.  The deferred tax assets and liabilities will reverse in future periods or have reversed as the related tangible and intangible assets are amortized, acquired inventory is sold, or if goodwill is impaired.

Impact of the Business Combination on the Company’s Consolidated Financial Information

For the three and nine months ended June 30, 2016, the Company’s consolidated sales and operating revenues and net loss include $214.3 million and $1.4 million, respectively, related to the operations of the acquired business since the closing date of the Business Combination.

Consolidated Pro Forma Financial Information

The consolidated pro forma results presented below include the effects of the Business Combination as if they had occurred as of the beginning of the previous fiscal year, or October 1, 2014.  The consolidated pro forma results reflect certain adjustments related to this acquisition, primarily the amortization expense associated with estimates for the acquired intangible assets, inventory adjustments to fair value, depreciation expense based on the new fair value of property, plant and equipment, transaction costs, interest expense and income taxes.

The consolidated pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the Business Combination been completed on October 1, 2014.

	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015
Sales and operating revenues	$864.5	$2,554.4	$988.8	$3,019.3
Operating income (loss)	21.4	54.8	24.6	(28.1)
Net income (loss) from continuing operations	6.6	14.9	13.8	(35.7)
Net income (loss)	6.6	15.0	13.8	(36.4)
Basic and diluted net income (loss) per share	0.09	0.19	0.18	(0.47)

For all periods presented above, the basic and diluted net income (loss) per share amounts were computed using weighted average shares outstanding of 76,746,168, which assumes all shares issued as a result of the Business Combination would have been issued on October 1, 2014. There were 12,476,250 Founder Shares not included in the basic or diluted computations because market conditions are assumed to be not satisfied. Additionally, 1,547,500 PSU awards were not included in the computation of diluted shares outstanding because performance targets and/or market conditions are assumed not to have been met for these awards. Diluted shares outstanding also did not include 25,012,500 shares based on the exercise of 50,025,000 warrants because the warrants were out-of-the-money and their impact on the pro forma net income (loss) for all periods presented.

4. Certain Balance Sheet Information

Cash and Cash Equivalents

Cash and cash equivalents were $38.6 million as of June 30, 2016 for the Successor and $127.7 million as of September 30, 2015 for the Predecessor. These amounts included the following:

	Successor	Predecessor
	June 30, 2016	September 30, 2015
Cash held by foreign subsidiaries	$35.4	$54.1
Non-U.S. dollar denominated currency held by foreign subsidiaries	$33.0	$45.0
Currency denominated in RMB	$8.9	$4.7

Non-U.S. dollar denominated currency held by foreign subsidiaries was primarily in euros and RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from SAFE. The Company does not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents.

Inventories

Inventories at June 30, 2016 and September 30, 2015 consisted of the following:

	Successor	Predecessor
	June 30, 2016	September 30, 2015
Finished products	$317.2	$320.9
Supplies	4.3	4.2
Total	$321.5	$325.1

The Company’s inventories in the U.S. and Canada are collateral under the New Credit Facilities.

Other Non-Current Assets

Other non-current assets at June 30, 2016 and September 30, 2015 consisted of the following:

	Successor	Predecessor
	June 30, 2016	September 30, 2015
Debt issuance costs of revolving credit facilities	$6.7	$5.4
Other	3.2	3.4
Total	$9.9	$8.8

In connection with the New Credit Facilities, the Company incurred debt issuance costs of $25.3 million during the nine months ended June 30, 2016. Of these, $6.8 million related to the New ABL Facility and were recorded in Other non-current assets on the condensed consolidated balance sheet. The remaining $18.5 million of debt issuance costs related to the New Term Loan Facility and were recorded as a reduction of the debt. See Note 7.

Amortization of debt issuance costs related to the New ABL Facility recorded in Interest expense in the condensed consolidated income statements was $0.1 million for the three and nine months ended June 30, 2016 for the Successor.

In connection with the Business Combination, debt issuance costs totaling $9.3 million, associated with the Predecessor were derecognized as part of the purchase consideration allocation. Amortization of debt issuance costs related to the Predecessor ABL Facility recorded in interest expense were $0.6 million and $2.1 million for the periods April 1, 2016 through June 8, 2016 and from October 1, 2015 through June 8, 2016 for the Predecessor, respectively, and $0.8 million and $2.3 million for the three and nine months ended June 30, 2015 for the Predecessor, respectively.

Investments and Cash Previously Held in Trust

Prior to the Business Combination, the Company held in a trust account securities which the Company had the ability and intent to hold until maturity. Held-to-maturity treasury securities were recorded at amortized cost and adjusted for the amortization of the original discount. During the nine months ended June 30, 2016, the Company recognized $0.6 million of amortization related to the original discount, which was recorded in Interest income in the condensed consolidated income statement. As part of the Business Combination, the Company withdrew all proceeds from the trust account.

5. Property, Plant and Equipment

Property, plant and equipment at June 30, 2016 and September 30, 2015 consisted of the following:

	Successor	Predecessor
	June 30, 2016	September 30, 2015
Land	$55.7	$41.2
Plants and buildings	93.7	78.3
Machinery and equipment (1)	135.2	167.8
Software and computer equipment	43.5	68.8
Construction in progress	14.0	12.9
Total	342.1	369.0
Less accumulated depreciation	(3.0)	(137.8)
Property, plant and equipment, net	$339.1	$231.2

(1) Includes $25.1 million and $13.1 million, respectively, related to equipment acquired under capital leases.

In connection with the Business Combination, property, plant and equipment of the Predecessor was adjusted to fair market value. See Note 3.

Depreciation expense recognized on the property, plant and equipment described above was as follows:

	Successor		Predecessor
	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016	April 1 Through June 8, 2016	October 1, 2015 Through June 8, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015
Depreciation expense	3.0	3.0	7.5	27.1	9.2	27.8

Equipment Lease

In May 2015, the Predecessor entered into the Ryder Lease for transportation equipment. The Ryder Lease covers the rental of 202 tractors, which replaced a significant portion of the Company’s private fleet of tractors and has a term of seven years. The Ryder Lease is accounted for as a capital lease and requires minimum annual payments of approximately $5.5 million per year. The Company is permitted to terminate the lease of an individual tractor on the anniversary of its delivery date, provided that certain conditions are met. In the event the Company terminates the lease of an individual tractor in accordance with the terms of the Ryder Lease, the Company may elect to purchase the individual tractor at a predetermined residual value or return the tractor to Ryder, subject to an adjustment based on the then-current market value of the individual tractor.

Facility Lease

The Company is currently in discussions with the Illinois Tollway Authority regarding the sale of one of the Company’s facilities under an eminent domain proceeding numbered Illinois State Tollway Authority v. Nexeo Solutions, LLC, Case No. 15 L 50521, Parcel No. WA-12-012. The sale is expected to be finalized during fiscal year 2017. The Company does not expect to record a loss in connection with this transaction.

In March 2016, in connection with the relocation of the operations currently managed at the facility described above, the Predecessor entered into a lease agreement for a new facility in Montgomery, Illinois. The lease has a term of 15 years, with annual payments beginning at $1.1 million per year and annual escalations of 2.5% per year. The lease agreement includes three renewal options of five years each. The lease term is expected to begin in November 2016. This lease agreement will be accounted for as a capital lease.

6. Goodwill and Other Intangibles

Goodwill

The following is a progression of Successor goodwill by reportable segment:

Successor	Chemicals	Plastics	Other	Total
Balance September 30, 2015	$—	$—	$—	$—
Business Combination	335.3	295.0	65.3	695.6
Foreign currency translation	(0.1)	(2.1)	—	(2.2)
Balance at June 30, 2016	$335.2	$292.9	$65.3	$693.4

Goodwill by reportable segment as of September 30, 2015 for the Predecessor was $269.7 million for Chemicals, $91.5 million for Plastics and $12.5 million for Other.

Goodwill amounts by reportable segment at June 30, 2016 are based on the preliminary purchase consideration allocation of the Business Combination, which is based on preliminary valuations performed to determine the fair value of the acquired assets and assumed liabilities as of the Closing Date. Accordingly, the amounts allocated to goodwill are subject to adjustments to reflect the completion of the fair value assessments related to the Business Combination, which are expected to be completed within twelve months of the Closing Date. These final valuations could have a material impact on total goodwill and goodwill by reportable segment. See Note 3.

Goodwill Impairment Test

Goodwill is tested for impairment annually as of March 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, or operating segment, for the Company.

Significant management judgment is required in the estimates and assumptions made for purposes of the Company’s goodwill impairment testing. If actual results differ from these estimates and assumptions or market conditions materially change, the analysis could be negatively impacted and could result in an impairment charge in future periods.

Other Intangible Assets

Definite-lived intangible assets at June 30, 2016 and September 30, 2015 consisted of the following:

		Successor
		June 30, 2016
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	12	$197.0	$(1.0)	$196.0
Trade name	4	20.5	(0.3)	20.2
Total		$217.5	$(1.3)	$216.2

		Predecessor
		September 30, 2015
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	5-14	$121.3	$(33.6)	$87.7
Supplier-related	10	17.0	(2.6)	14.4
Leasehold interest	1-20	2.1	(1.3)	0.8
Non-compete agreements	3-5	10.0	(4.5)	5.5
Trademarks and trade names	2-6	6.2	(3.2)	3.0
Total		$156.6	$(45.2)	$111.4

Amortization expense recognized on the intangible assets described above was as follows:

	Successor		Predecessor
	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016	April 1 Through June 8, 2016	October 1, 2015 Through June 8, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015
Amortization expense	$1.3	$1.3	$2.8	$10.6	$3.9	$11.8

Expected amortization expense for the years ending September 30, 2017 through 2021 is $21.5 million, $21.5 million, $21.5 million, $19.9 million, and $16.4 million, respectively.

Other intangible assets at June 30, 2016 are based on the preliminary purchase consideration allocation of the Business Combination, which is based on preliminary valuations performed to determine the fair value of the acquired assets and assumed liabilities as of the Closing Date. The amounts allocated to other intangible assets are preliminary and therefore subject to adjustments to reflect the completion of the fair value assessments related to the Business Combination, which are expected to be completed within twelve months of the Closing Date. These final valuations could have a material impact on other intangible assets. See Note 3.

7. Debt

Short-term borrowings outstanding and the current portion of long-term debt and capital lease obligations at June 30, 2016 and September 30, 2015 are summarized below:

	Successor	Predecessor
	June 30, 2016	September 30, 2015
Short-term borrowings	$41.0	$34.9
Current portion of long-term debt and capital lease obligations	9.0	37.5
Total short-term borrowings and current portion of long-term debt and capital lease obligations, net	$50.0	$72.4

Long-term debt outstanding at June 30, 2016 and September 30, 2015 is summarized below:

	Successor	Predecessor
	June 30, 2016	September 30, 2015
New ABL Facility	$131.1	$—
New Term Loan Facility	655.0	—
Predecessor ABL Facility	—	85.5
Predecessor Term Loan Facility	—	647.2
Notes	—	159.2
Capital lease obligations (1)	25.2	12.7
Total long-term debt	811.3	904.6
Less: unamortized debt discount (2)	(3.3)	(3.6)
Less: debt issuance costs(3)	(18.4)	(9.1)
Less: current portion of long-term debt and capital lease obligations	(9.0)	(37.5)
Long-term debt and capital lease obligations, less current portion, net	$780.6	$854.4

(1)	Capital lease obligations exclude executory costs and interest payments associated with the underlying leases. See “Capital Lease Obligations” below.

(2)
At June 30, 2016, included $3.3 million of unamortized debt discount related to the New Term Loan Facility for the Successor. At September 30, 2015, included $1.9 million of unamortized debt discount related to the Predecessor’s Term Loan Facility, with the remainder related to the Notes. Debt discount is amortized to interest expense over the life of the respective instruments using the effective interest rate method.

(3)	See discussion below under New Term Loan Facility and Debt Issuance Cost Amortization and Note 2 related to the adoption of ASU 2015-03 and ASU 2015-15.

Short-Term Borrowings

Short-term borrowings are associated with the Company’s operations in China and are summarized below:

	Facility Limit	Outstanding Borrowings Balance	Weighted Average Interest Rate on Borrowings	Outstanding LOC and Bankers’ Acceptance Bills	Remaining Availability
June 30, 2016 - Successor
Bank of America - China (1)	$28.8	$27.2	3.7%	$—	$1.6
Bank of Communications - China (2)	22.6	13.8	5.3%	8.5	0.3
Total	$51.4	$41.0		$8.5	$1.9

September 30, 2015 - Predecessor
Bank of America - China	$23.8	$23.0	3.5%	$—	$0.8
Bank of Communications - China	23.6	11.9	6.1%	7.1	4.6
Total	$47.4	$34.9		$7.1	$5.4

(1)
The borrowing limit of this facility is denominated in U.S. dollars. This line of credit is secured by a standby letter of credit drawn on the New ABL Facility covering at least 110% of the facility’s borrowing limit amount. Borrowings under the line of credit are payable in full within 12 months of the date of the advance.

(2)
The borrowing limit of this facility is denominated in RMB. This line of credit is secured by a standby letter of credit drawn on the New ABL Facility covering at least 100% of the facility’s borrowing limit amount. Borrowings under the line of credit are payable in full within 12 months of the date of the advance.

In addition to the above lines of credit, Nexeo Plaschem has an arrangement through which it makes borrowings on a short-term basis, usually six months, by using its line of credit with the bank or by pledging the proceeds of its notes receivable. The borrowings under this arrangement are used to fund Nexeo Plaschem’s working capital requirements. At June 30, 2016 and September 30, 2015, there were no outstanding borrowings, no notes receivable pledged and no outstanding bankers’ acceptance bills issued to suppliers under this arrangement.

Nexeo Plaschem has another similar arrangement whereby it is able to pledge proceeds from its notes receivable in exchange for bankers’ acceptance bills issued to suppliers. No notes receivable were pledged under this arrangement at June 30, 2016 and September 30, 2015.

Long-Term Debt

New ABL Facility

On June 9, 2016, the ABL Borrowers entered into the New ABL Facility which provides for revolving credit financing including a U.S. Tranche of up to $505.0 million and a Canadian Tranche of up to the U.S. dollar equivalent of $40.0 million, and a FILO Tranche up to $30.0 million. Under the New ABL Facility, up to $50.0 million in the case of the U.S. Tranche and $10.0 million in the case of the Canadian Tranche may be short-term borrowings upon same-day notice, referred to as swingline loans. The New ABL Facility is unconditionally guaranteed, jointly and severally, by Holdings and its wholly-owned subsidiary, Sub Holding. Additionally, Solutions, Holdings and Sub Holding are also co-borrowers under the U.S. Tranche and the FILO Tranche of the New ABL Facility on a joint and several basis, and Nexeo Solutions Canada Corp. is the borrower under the Canadian Tranche. The New ABL Facility matures on June 9, 2021. Provided no default or event of default then exists or would arise therefrom, the ABL Borrowers have the option, at the beginning of each quarter, to request that the New ABL Facility be increased by an aggregate amount, when included with any incremental borrowings issued under the New Term Loan Facility, not to exceed $175.0 million.

The New ABL Facility includes a letter of credit sub-facility, which permits up to $200.0 million of letters of credit under the U.S. Tranche (which may be denominated in U.S. dollars, euros or other currencies approved by the administrative agent and the issuing bank) and up to the U.S. dollar equivalent of $10.0 million of letters of credit under the Canadian Tranche (which may be denominated in CAD only). The New ABL Facility also contains a FILO Tranche which can be used by any non-Canadian foreign subsidiary for loans or letters of credit up to an aggregate amount not to exceed $30.0 million.

Obligations under the New ABL Facility are also secured by a first priority lien on inventory and accounts receivable of the ABL Borrowers and a second priority lien on outstanding equity interests of Holdings and certain of its subsidiaries.

The amount of available credit changes every month, depending on the amount of eligible receivables and inventory the ABL Borrowers have available to serve as collateral. In general, the facility is limited to the lesser of (i) the aggregate commitment or (ii) the sum of (a) 90% of eligible accounts receivable, as defined, and (b) 85% of the orderly liquidation value of the eligible inventory and (c) 100% of cash and cash equivalents held in blocked accounts, as defined, maintained by the ABL Agent, for each ABL Borrower. Available credit for the U.S. and Canadian Tranches are calculated separately, and the borrowing base components are subject to customary reserves and eligibility criteria.

Borrowings under the U.S. Tranche and the Canadian Tranche of the New ABL Facility bear interest, at the ABL Borrowers’ option, at either an alternate base rate or Canadian prime rate, as applicable, plus an applicable margin (ranging from 0.25% to 0.75% pursuant to a grid based on average excess availability) or LIBOR or Canadian BA rate (as defined therein), as applicable, plus an applicable margin (ranging from 1.25% to 1.75% pursuant to a grid based on average excess availability). Loans under the FILO Tranche, within the New ABL Facility, bear interest at an alternate base rate plus an applicable margin (ranging from 1.00% to 1.50% pursuant to a grid based on average excess availability) or LIBOR plus an applicable margin (ranging from 2.00% to 2.50% pursuant to a grid based on average excess availability). In addition to paying interest on outstanding principal amounts under the New ABL Facility, the ABL Borrowers are required to pay a commitment fee in respect of the unutilized commitments, which commitment fee is 0.250% or 0.375% per annum and is determined based on average utilization of the New ABL Facility (increasing when utilization is low and decreasing when utilization is high). The ABL Borrowers are required to pay customary letters of credit fees.

The New ABL Facility requires that if the sum of (i) excess availability, as defined (for the ABL Borrowers) and (ii) the amount by which the then-current borrowing base exceeds the aggregate commitments under the New ABL Facility (for the ABL Borrowers) is less than the greater of (a) $40.25 million and (b) 10.0% of the Line Cap (as defined in the New ABL Facility), the ABL Borrowers shall comply with a minimum fixed charge coverage ratio of at least 1.0 to 1.0. In addition, the New ABL Facility contains negative covenants that restrict Holdings and its subsidiaries, including the ABL Borrowers from, among other things, incurring additional debt, granting liens, entering into guarantees, entering into certain mergers, making certain loans and investments, disposing of assets, prepaying certain debt, declaring dividends, modifying certain material agreements or changing the business it conducts.

The New ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, as amended from time to time, material judgments, actual or asserted failure of any guaranty or security document supporting the New ABL Facility to be in full force and effect, and change of control. If such an event of default occurs, the lenders under the New ABL Facility are entitled to take various actions, including the acceleration of amounts due under the New ABL Facility and all actions permitted to be taken by a secured creditor.

The weighted average interest rate on borrowings under the New ABL Facility was 2.6% at June 30, 2016. Solutions had the U.S. dollar equivalent of $73.7 million in outstanding letters of credit under the New ABL Facility at June 30, 2016. The collective credit availability under the U.S. and Canadian Tranches of the New ABL Facility was $125.2 million at June 30, 2016. There was no availability under the FILO Tranche at June 30, 2016.

The ABL Borrowers’ accounts receivable and inventory in the U.S. and Canada are collateral under the New ABL Facility. These accounts receivable and inventory totaled $601.1 million in the aggregate as of June 30, 2016 for the Successor.

Fees paid to the lenders in connection with the New ABL Facility totaled $6.8 million and were recorded as debt issuance costs in Other non-current assets on the condensed consolidated balance sheets to be amortized as interest expense over the remaining term of the New ABL Facility. See Note 4.

As of June 30, 2016, the ABL Borrowers were in compliance with the covenants of the New ABL Facility.

New Term Loan Facility

On June 9, 2016, Neon Finance Company LLC (which was subsequently merged with and into Solutions) entered into a New Term Loan Facility that provides secured debt financing in an aggregate principal amount of up to $655.0 million and the right, at Solutions’ option, to request additional tranches of term loans in an aggregate principal amount, when included with any incremental borrowings issued under the New ABL Facility, of up to $175.0 million, plus unlimited additional amounts such that the aggregate principal amount of indebtedness outstanding at any one time does not cause the consolidated net senior secured leverage ratio, calculated on a pro forma basis, to exceed 4.1 to 1.0. Availability of such additional tranches of term loans are subject to the absence of any default, and among other things, the receipt of commitments by existing or additional financial institutions. Borrowings under the New Term Loan Facility bear interest at the borrower’s option at either (i) LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 1.0%, plus an applicable margin of 4.25% or (ii) a base rate determined by reference to the highest of (a) the prime commercial lending rate published by Bank of America, N.A. as its "prime rate," (b) the federal funds effective rate plus 0.50% and (c) a one-month LIBOR rate plus 1.0%, plus an applicable margin of 3.25%. Commencing with the quarter ending September 30, 2016, Solutions is required to make scheduled quarterly payments in an aggregate annual amount equal to 1.0% of the aggregate principal amount of the initial term loans made on the Closing Date of the Mergers, with the balance due at maturity. The New Term Loan Facility matures on June 9, 2023. The interest rate for the New Term Loan Facility was 5.25% at June 30, 2016. Proceeds of $651.7 million, net of discount of $3.3 million were received in connection with the New Term Loan Facility.

Additionally, the New Term Loan Facility agreement requires Solutions to make early principal payments on an annual basis, commencing with the fiscal year ended September 30, 2017, if cash flows for the year, as defined in the agreement, exceed certain levels specified in the agreement. Solutions generally has the right to prepay loans in whole or in-part, without incurring any penalties for early payment. Solutions is not required to make an early principal payment for the fiscal year ended September 30, 2016.

The New Term Loan Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict Holdings’ ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends on its capital stock or redeem, repurchase or retire its capital stock or other indebtedness, make investments, loans and acquisitions, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, engage in transactions with its affiliates, sell assets, including capital stock of its subsidiaries, alter the business it conducts, consolidate or merge, incur liens. The credit agreement governing the New Term Loan Facility does not require Solutions to comply with any financial maintenance covenants and contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. As of June 30, 2016, Solutions was in compliance with the covenants of the New Term Loan Facility.

Obligations under the New Term Loan Facility are secured by a first priority lien on outstanding equity interests of Holdings and certain subsidiaries and a second priority lien on accounts receivables and inventory that are subject to the New ABL Facility first priority lien.

Fees paid to the lenders in connection with the New Term Loan Facility totaled $18.5 million and were recorded as a reduction of the debt balance to be amortized as interest expense over the remaining term of the New Term Loan Facility.

Redemption of Predecessor 8.375% Senior Subordinated Notes due 2018

On June 9, 2016, all of the approximately $149.7 million principal amount of the Notes outstanding were redeemed at a redemption price equal to 100% of the principal amount. The Issuers and the guarantors under the Notes were released from their respective obligations under the Notes and the Indenture (as defined in the Merger Agreement) governing the Notes.
During the second quarter of fiscal year 2016, the Predecessor acquired $9.5 million in aggregate principal amount of its Notes for $8.7 million in cash and recorded a gain on early extinguishment of $0.6 million, inclusive of the write-off of related debt issuance costs and original issue discount which was recorded in Other income in the condensed consolidated statement of operations.

Debt issuance costs totaling $1.4 million were derecognized as part of the purchase consideration allocation.

Predecessor ABL Facility

On June 9, 2016, the Predecessor’s $540.0 million multicurrency ABL Facility was terminated. There was no outstanding balance at the time of termination. Solutions provided notice to the administrative agent and settled all remaining commitments under the facility. Accordingly, the administrative agent released the credit parties from their respective obligations under the facility, effective June 9, 2016.

Predecessor debt issuance costs totaling $3.3 million were derecognized as part of the purchase consideration allocation.

The weighted average interest rate on borrowings under the Predecessor ABL Facility was 1.8% at September 30, 2015. At September 30, 2015, the Predecessor had $67.4 million in outstanding letters of credit under the Predecessor ABL Facility. Collective credit availability under the U.S. and Canadian tranches of the Predecessor ABL Facility was $321.4 million at September 30, 2015.

Predecessor Term Loan Facility

On June 9, 2016, the principal outstanding balance of $617.5 million related to all three tranches of the term loans under the Credit Agreement was paid and the facility was terminated. Accordingly, the administrative agent released the credit parties from their respective obligations and all other commitments under the facility, effective June 9, 2016.

Related debt issuance costs totaling $4.6 million were derecognized as part of the purchase consideration allocation.

Debt Issuance Cost Amortization

Amortization expense included in interest expense related to debt issuance costs of the New Term Loan Facility was $0.1 million for the three and nine months ended June 30, 2016 for the Successor, $0.8 million and $3.0 million for the periods April 1, 2016 through June 8, 2016 and from October 1, 2015 through June 8, 2016 for the Predecessor, respectively, and $1.0 million and $3.1 million for the three and nine months ended June 30, 2015 for the Predecessor, respectively.

Capital Lease Obligations

The capital lease obligation balance of $25.2 million as of June 30, 2016 is primarily associated with tractors delivered under the Ryder Lease. See Note 5. This obligation excludes future executory costs payments of $2.1 million per year, for aggregate executory costs of $13.2 million, as well as decreasing annual interest payments ranging from $1.0 million to $0.3 million, for aggregate interest payments totaling $4.7 million.

8. Derivatives

Prior to the Business Combination, the Predecessor was a party to interest rate swap agreements of varying expiration dates through March 2017, to help manage the exposure to interest rate risk related to the variable-rate Predecessor Term Loan Facility. As a result of the Business Combination, the Predecessor Term Loan Facility was extinguished, the related swap agreements were terminated and an early termination payment penalty of $0.3 million was paid in the Successor period and recorded in Transaction related costs in the condensed consolidated statements of operations. No new swaps have been entered into.

The interest rate swaps were accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in the fair value of the swaps were recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains and losses resulting from changes in the fair value applicable to the ineffective portion, if any, were reflected in income. Gains and losses recorded in other comprehensive income were reclassified into and recognized in income when the interest expense on the Predecessor Term Loan Facility was recognized.

Gains and losses net of reclassifications into income related to the Predecessor’s interest rate swaps were as follows:

		Predecessor
	Recorded to	April 1 Through June 8, 2016	October 1, 2015 Through June 8, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015
Realized loss	Interest expense	$0.1	$0.3	$0.1	$0.4
Unrealized gain	Other comprehensive income	$0.1	$0.3	$—	$0.1

See Note 9 for additional information on the fair value of the Predecessor’s derivative instruments.

9. Fair Value Measurements

The accounting standard for fair value measurements establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy is as follows:

● Level 1—Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.

● Level 2—Other inputs that are directly or indirectly observable in the marketplace.

● Level 3—Unobservable inputs that are supported by little or no market activity.

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions a third party would use in pricing an asset or liability based on the best information available under the circumstances. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Fair value of financial instruments

The carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term borrowings approximate their fair value due to the short-term maturity of those instruments.

The carrying values of borrowings outstanding under the New Credit Facilities approximate fair value at June 30, 2016 primarily due to their variable interest rate. The estimated fair value of these instruments is classified by the Company as a Level 3 measurement within the fair value hierarchy due to the varying interest rate parameters as outlined in the respective loan agreements. The carrying values of borrowings under the Predecessor Credit Facilities approximated fair value at September 30, 2015 primarily due to their variable interest rate.

The estimated fair value of the Predecessor Notes was $149.2 million at September 30, 2015, including accrued interest of $1.1 million. The estimated fair value of the Notes was classified by the Predecessor as a Level 3 measurement within the fair value hierarchy. The estimated fair value of these instruments was calculated based upon a pricing model using the estimated yield calculated from interpolated treasury and implied yields to quoted price as inputs. The Predecessor’s relative credit standing was one of the inputs to the valuation.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

In addition to the financial instruments that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a non-recurring basis as required by U.S. GAAP, such as a result of impairment charges or as part of a business combination. See Note 3 for further discussion of the Business Combination. These fair value measurements were classified as Level 3 within the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The preliminary fair value of the contingent consideration related to the Deferred Cash Consideration as discussed in Note 3 was $49.6 million at the Closing Date. The fair value of the contingent consideration related to the Deferred Cash Consideration was $46.7 million as of June 30, 2016. The measurement of the contingent consideration related to the Deferred Cash Consideration is classified by the Company as a Level 3 measurement within the fair value hierarchy. In order to estimate the fair value of the Deferred Cash Consideration, the Company estimates the value of the Excess Shares using a Monte Carlo simulation model with the market price of the Company’s common stock at each valuation date being the most important input to this model. An increase in the market price of the Company’s common stock has the same directional effect on the value of the liability related to the Deferred Cash Consideration.

The preliminary fair value of the liability for the contingent consideration related to the TRA as discussed in Note 3 was $94.9 million at the Closing Date. The fair value of the liability for the contingent consideration related to the TRA was $95.5 million as of June 30, 2016. The liability for the contingent consideration related to the TRA is classified by the Company as a Level 3 measurement within the fair value hierarchy. The Company estimates the fair value of the liability for the contingent consideration related to the TRA based on a discounted cash flow model which incorporates assumptions of projected taxable income, projected income tax liabilities and an estimate of tax benefits expected to be realized as a result of the Business Combination. Key inputs to the valuation are prevailing tax rates and market interest rates impacting the discount rate. An increase in the discount rate has the opposite directional effect on the value of the liability related to the TRA. An increase in prevailing tax rates has the same directional effect on the value of the liability related to the TRA.

The fair value measurements of the contingent consideration above at the Closing Date are preliminary. Any changes within the measurement period in the estimated fair values of these liabilities may change the amount of the purchase price allocable to goodwill. Any subsequent changes in the fair value of the contingent consideration from their initial fair value recognition at the Closing Date will be recognized as a component of Operating income (loss) in the condensed consolidated statements of operations. Changes in the estimates and inputs used in determining the fair value of the contingent consideration could have a material impact on the amounts recognized as a component of Operating income (loss) in future periods.

Prior to the Business Combination, the Predecessor was a party to interest rate swap agreements of varying expiration dates through March 2017 to help manage the Predecessor’s exposure to interest rate risk related to its variable-rate Predecessor Term Loan Facility. As a result of the Business Combination, the Predecessor Term Loan Facility was extinguished, the related swap agreements were terminated and an early termination payment of $0.3 million was made and recorded in Transaction related costs in the condensed consolidated statements of operations. No new swaps have been put in place to manage interest rate exposure associated with the New Term Loan Facility. At September 30, 2015, the Predecessor recorded $0.4 million in Accrued expenses and other liabilities and $0.1 million in Other non-current liabilities in the condensed consolidated balance sheet related to these instruments.

During the three and nine months ended June 30, 2016 and 2015, the Company and the Predecessor did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

10. Share-based Compensation

Successor

On June 8, 2016, the Company’s shareholders approved the 2016 LTIP, with an effective date of March 30, 2016, covering approximately a ten-year period. No awards may be granted after March 20, 2026. The 2016 LTIP permits the grant of up to 9,000,000 shares of common stock for various types of awards to employees, directors and consultants of the Company or its subsidiaries, including incentive and non-incentive stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, stock awards, conversion awards and performance awards.

Vesting conditions of awards under the 2016 LTIP are determined by the Compensation Committee of the Board of Directors of the Company, including treatment upon the occurrence of a change of control of the Company. Upon a change of control, the Compensation Committee has the discretion to remove forfeiture restrictions, accelerate vesting, require recipients of awards to surrender the awards for cash consideration, cancel unvested awards without payment of consideration, cause any surviving entity to assume and continue any outstanding awards, or make other such adjustments as the Compensation Committee deems appropriate to reflect such change of control.

If any change is made to the Company’s capitalization, appropriate adjustments will be made by the Compensation Committee as to the number and price of shares awarded under the 2016 LTIP, the securities covered by such awards, the aggregate number of shares of common stock of the Company available for the issuance of awards under the 2016 LTIP, and the maximum annual per person compensation limits on share-based awards under the 2016 LTIP.

Other than in connection with a change in capitalization or other transaction where an adjustment is permitted or required under the terms of the 2016 LTIP, the Compensation Committee is prohibited from making any adjustment or approving any amendment that reduces or would have the effect of reducing the exercise price of a stock option or stock appreciation right previously granted under the 2016 LTIP unless the Company’s shareholders have approved such adjustment or amendment.

In each calendar year during any part of which the 2016 LTIP is in effect, an employee may not receive awards under the plan in excess of 1,000,000 shares of common stock, or a value of greater than $12.0 million if an award is to be paid in cash or if settlement is not based on shares of common stock, in each case, multiplied by the number of full or partial calendar years in any performance period established with respect to an award, if applicable. A non-employee member of the Board of Directors of the Company may not be granted awards with a cumulative value of greater than $1.0 million during any calendar year for services rendered in their capacity as a director. This limit does not apply to grants made to a non-employee director for other reasons not related to their services as a director.

During the three and nine months ended June 30, 2016, the Company granted 1,547,500 PSUs to certain officers and employees. The performance aspect of the PSUs vest on June 30, 2019, entitling the recipient to receive a certain number of shares of the Company’s common stock, based on the Company’s achievement of the performance goals included in the PSUs. Depending on the performance of the Company’s common stock during the approximate three year performance period, a recipient of the award is entitled to receive a number of common shares equal to a percentage, ranging from 0% to 200%, of the initial award granted, with a 35% total shareholder return entitling the recipient to receive 100% of the award granted. As a result, the Company may issue up to 3,095,000 shares related to these awards. If the Company’s total shareholder return for the performance period is negative, then the number of units ultimately awarded is based on the Company’s achievement of its cumulative Adjusted EBITDA target, as defined by the PSU agreement, during the performance period. If total shareholder return is between negative 15% and 0%, a recipient is entitled to receive a number of shares of stock between 70% and 50% of the number of PSUs granted. If the cumulative Adjusted EBTIDA target is not met, or the total shareholder return is less than negative 15%, no shares of the Company’s common stock will be issued. The Company used the Monte Carlo simulation model to estimate the fair value of the PSU awards at the grant date, considering the probability of satisfying the various performance criteria. The resulting grant date fair value is recognized as expense on a straight-line basis from the grant date through the end of the performance period. The assumptions used in the Monte Carlo simulation model for PSUs included an expected stock price volatility of 35% based on a peer group of similar companies, an expected dividend yield of 0%, an expected term of approximately three years, and a risk-free interest rate of 0.92%.

The following table summarizes PSU activity during the nine months ended June 30, 2016:

	Units	Average Grant Date Fair Value Per Unit
Unvested PSUs at September 30, 2015	—	$—
Grants	1,547,500	9.13
Vested	—	—
Forfeited/Canceled	—	—
Unvested PSUs at June 30, 2016	1,547,500	$9.13

The Company recognized compensation cost of $0.3 million as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended June 30, 2016 for the Successor related to the PSUs. As of June 30, 2016, the outstanding PSUs had a weighted-average remaining contract life of three years. As of June 30, 2016, there was $13.2 million of total unrecognized compensation cost related to non-vested PSUs.

Defined Contribution Plans

Qualifying employees of the Predecessor were eligible to participate in the Solutions 401(k) Plan. The 401(k) Plan was a defined contribution plan designed to allow employees to make tax deferred contributions as well as company contributions, designed to assist employees of the Predecessor and its affiliates in providing for their retirement. The Predecessor matched 100% of employee contributions up to 4.0%. The Predecessor made an additional contribution to the 401(k) Plan of 1.5%, 3.0%, or 4.5%, based upon years of service of one to ten years, eleven to twenty years and twenty-one years or more, respectively. A version of the 401(k) Plan was also available for qualifying employees of the Predecessor in its foreign subsidiaries. These plans are unchanged as a result of the Business Combination.

The following summarizes contributions to the plans described above:

	Successor		Predecessor
	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016	April 1 Through June 8, 2016	October 1, 2015 Through June 8, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015
Contributions recorded as a component of cost of sales and operating expenses	$0.2	$0.2	$0.8	$2.7	$1.0	$3.0
Contributions recorded as a component of selling, general and administrative expenses	0.4	0.4	1.5	4.8	1.6	5.1
Total contributions	$0.6	$0.6	$2.3	$7.5	$2.6	$8.1

Predecessor Equity Plan

The Predecessor previously issued unregistered Series B units in Holdings to directors and certain officers and employees of the Predecessor. The units issued were initially unvested, and with respect to units issued to certain officers and employees, 50% of the Series B units would vest 20% annually over a five year period (“Time-Based Units”) and 50% of the Series B units would vest in accordance with a performance-based schedule that was divided into five separate and equal twelve month periods (“Performance-Based Units”). The Board of Directors of the Predecessor established EBITDA-based performance targets for purposes of determining vesting of the Performance-Based Units. Further, all Performance-Based Units would automatically vest upon a liquidity event of the Predecessor, provided the award holder remained employed with the Predecessor or its subsidiaries through the date of the liquidity event.

Immediately prior to and in connection with the closing of the Business Combination, certain Series B units vested, including 368,136 units granted to Directors, and as a result, the Predecessor recognized $2.0 million of expense related to Performance-Based Units during the period from April 1, 2016 to June 8, 2016, which is included in Transaction related costs in the condensed consolidated statement of operations. The Predecessor recognized an additional $0.1 million and $0.7 million of compensation expense as a component of Selling, general and administrative expenses in the condensed consolidated statements of operations related to the Time-Based Units during the period from April 1, 2016 through June 8, 2016 and the period from October 1, 2015 through June 8, 2016, respectively.

All vested and unvested Series B units of the Predecessor in existence as of the closing of the Business Combination were exchanged for equity interests of New Holdco, which received a portion of the consideration paid to the Selling Equityholders in the Company Merger in exchange for such Series B Units.

The following table summarizes Series B unit activity during the period from October 1, 2015 through June 8, 2016:

	Units	Average Grant Date Fair Value Per Unit
Outstanding at September 30, 2015	38,466,624	$0.28
Granted	1,028,571	0.16
Forfeited/Canceled	(1,597,000)	0.25
Outstanding at June 8, 2016	37,898,195	$0.22

The following table summarizes non-vested Series B unit activity during the period from October 1, 2015 through June 8, 2016:

	Units	Average Grant Date Fair Value Per Unit
Nonvested at September 30, 2015	23,116,625	$0.26
Granted	1,028,571	0.16
Vested	(19,871,696)	0.16
Forfeited	(1,345,000)	0.23
Nonvested at June 8, 2016	2,928,500	$0.26

11. Equity

Common Stock
The authorized common stock of the Company consists of 300,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of June 30, 2016, there were 89,222,418 shares of common stock issued and outstanding and warrants to purchase 25,012,500 shares of common stock at a strike price of $11.50.
Prior to the completion of the Business Combination, the Company had 62,531,250 shares of common stock issued and outstanding, consisting of 50,025,000 shares originally sold as part of units issued in the Company’s IPO, consummated on June 11, 2014, and 12,506,250 shares of Founder Shares that were issued to Sponsor prior to the IPO.
All of the 50,025,000 shares of common stock sold as part of the units in the IPO contained a redemption feature which allowed for the redemption of such shares. These redemption provisions generally required the Company to classify these shares outside of permanent equity, except for certain provisions related to ordinary liquidations involving the redemption and liquidation of all of the Company’s equity instruments that allowed the Company to classify a certain amount related to these shares as permanent equity at each reporting period. At March 31, 2016, 47,512,924 of the 50,025,000 public shares with a value of $475.2 million were classified outside of permanent equity at their redemption value.

On June 9, 2016, in connection with the completion of the Business Combination, 47,512,924 shares were reclassified into equity and 29,793,320 shares were redeemed at $10.02 per share. Additionally, the Company issued (i) 27,673,604 new shares of common stock at $10.00 per share to the Selling Equityholders as consideration, (ii) 23,492,306 new shares of common stock at a price of $10.00 per share in private placements with eligible purchasers, (iii) 3,078,578 new shares of common stock to settle the payment of an aggregate of $30.8 million in fees and disbursements outstanding and due to certain of WLRH’s advisors in connection with services and work performed by the advisors, including shares issued to pay the liability of $18.3 million for deferred underwriting fees due upon the completion of a Business Combination from the original IPO and (iv) 2,240,000 new shares of common stock in exchange for 22,400,000 warrants to purchase shares of common stock privately placed to Sponsor at the time of the IPO. In connection with the completion of the Business Combination, the Sponsor (on behalf of the Company) transferred 30,000 original Founder Shares to the Company’s prior independent directors (“Director Founder Shares”) in connection with services previously rendered to the Company and 3,554,240 Founder Shares with a fair value of $30.2 million to the Selling Equityholders. The fair value of the Founder Shares transferred to the Company’s prior independent directors was recorded as an equity contribution and a transaction related costs for the three months ended June 30, 2016. The fair value of the Founder Shares transferred to the directors and Selling Equityholders was estimated using a Monte Carlo simulation model. The 3,554,240 of Founder Shares that were transferred to the Selling Equityholders was a component of the Business Combination purchase consideration and was recorded by the Company as an equity contribution and included in the purchase consideration. See Note 3.
In connection with the consummation of the Business Combination, the Founder Shares other than the Director Founder Shares became subject to forfeiture on the tenth anniversary of the Closing Date unless:
•with respect to 50% of such Founder Shares, the last sale price of the Company’s common stock as quoted on NASDAQ equals or exceeds $12.50 per share (as adjusted for stock splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period; and
•with respect to the remaining 50% of such Founder Shares, the last sale price of the Company’s common stock equals or exceeds $15.00 per share (as adjusted for stock splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period; or
•the post-combination company completes a liquidation, merger, stock exchange or other similar transaction that results in all or substantially all of its shareholders having the right to exchange their shares of common stock for consideration in cash, securities or other property or any transaction involving a consolidation, merger, proxy contest, tender offer or similar transaction in which the post-combination company is the surviving entity which results in a change in the majority of the Company’s board of directors or management team or the Company’s post-combination shareholders immediately prior to such transaction ceasing to own a majority of the surviving entity immediately after such transaction.

Such Founder Shares other than the Director Founder Shares will not participate in dividends or other distributions with respect to the shares prior to these targets being met, whereupon the Founder Shares shall be entitled to all dividends and distributions paid on the common stock after the Business Combination as if they had been holders of record entitled to receive distributions on the applicable record date.
Preferred Stock
The authorized preferred stock of the Company consists of 1,000,000 shares. As of June 30, 2016, there were no shares of preferred stock issued and outstanding.
The Company’s amended and restated certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board of Directors is able, without shareholder approval, to issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Common Stock and could have anti-takeover effects. The ability of the Board of Directors to issue preferred stock without shareholder approval could have the effect of delaying, deferring or preventing a change of control of the Company.

Offering Costs
Offering costs associated with the IPO, consummated on June 11, 2014, consisting principally of professional and registration fees incurred of $28.5 million (including $27.5 million in underwriters’ fees) were charged to shareholders’ equity upon the completion of the IPO. The Company paid upfront underwriting fees of approximately 1.84% ($9.2 million) of the per unit offering price to the underwriters at the close of the IPO with an additional fee of 3.66% ($18.3 million) of the gross offering proceeds payable upon the Company’s completion of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. These deferred underwriting costs were paid with the issuance of common stock in connection with the Business Combination.
12. Earnings per Share

A reconciliation of the numerators and denominators of the basic and diluted per share computation follows. No such computation is necessary for the Predecessor periods as the Predecessor was organized as a limited liability company and did not have publicly traded shares.

	Successor
	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016
Basic:
Net loss	$(15.5)	$(17.1)
Weighted average number of common shares outstanding during the period	34,072,056	21,241,897
Net loss per common share - basic	$(0.45)	$(0.81)

Diluted:
Net loss	$(15.5)	$(17.1)
Denominator for diluted earnings per share:
Weighted average number of common shares outstanding during the period	34,072,056	21,241,897
Incremental common shares attributable to outstanding dilutive options and unvested restricted shares	—	—
Denominator for diluted earnings per common share	34,072,056	21,241,897
Net loss per common share - diluted	$(0.45)	$(0.81)

The calculation for weighted average shares reflects shares outstanding over the reporting period based on the actual number of days the shares were outstanding. A large number of shares were issued in connection with the Business Combination on the Closing Date and the weighted average shares outstanding only incorporates these shares from that date through June 30, 2016, or 22 days.

For the three and nine months ended June 30, 2016, there were 12,476,250 Founder Shares excluded from the basic and diluted computations commencing on the Closing Date because such shares were subject to forfeiture, 1,547,500 PSU awards which were not included in the computation of diluted shares outstanding because performance targets and/or market conditions were not yet met for these awards. Diluted shares outstanding also did not include 25,012,500 shares based on the exercise of 50,025,000 warrants because the warrants were out-of-the-money and their impact on the Company’s net loss is anti-dilutive for both the three and nine months ended June 30, 2016.

13. Commitments, Contingencies and Litigation

Environmental Remediation

Due to the nature of its business, the Company is subject to various laws and regulations pertaining to the environment and to the sale, transportation and disposal of chemicals and hazardous materials. These laws pertain to, among other things, air and water, the management of solid and hazardous wastes, transportation and human health and safety.

On March 31, 2011, Holdings purchased certain assets of the global distribution business (the “Distribution Business”) from Ashland (the “Ashland Distribution Acquisition”), evidenced by the ADA Purchase Agreement. In the ADA Purchase Agreement, Ashland agreed to retain all known environmental remediation liabilities (“Retained Specified Remediation Liabilities”) and other environmental remediation liabilities unknown at the closing of the Ashland Distribution Acquisition related to the Distribution Business for which Ashland receives notice prior to the fifth anniversary of the closing (“Other Retained Remediation Liabilities”) (collectively “Retained Remediation Liabilities”). Ashland’s liability for Retained Remediation Liabilities is not subject to any claim thresholds or deductibles other than expenses the Predecessor incurs arising out of the Other Retained Remediation Liabilities; if the Predecessor incurs expenses arising out of Other Retained Remediation Liabilities for which Ashland received notice prior to March 31, 2016, Ashland’s indemnification obligation is subject to an individual claim threshold of $0.2 million and an aggregate claim deductible of $5.0 million. Ashland’s indemnification obligation for the Retained Remediation Liabilities is subject to an aggregate ceiling of $75.0 million. Ashland’s indemnification obligations resulting from its breach of any representation, warranty or covenant related to environmental matters (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) are generally limited by an individual claim threshold of $0.2 million, an aggregate claim deductible of $18.6 million and a ceiling of $93.0 million. Collectively, Ashland’s indemnification obligations resulting from or relating to the Retained Remediation Liabilities, retained litigation liabilities, and the breach of Ashland’s representations, warranties and covenants contained in the ADA Purchase Agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) is subject to an aggregate ceiling of $139.5 million, and Ashland’s total indemnification obligation under the ADA Purchase Agreement (other than for liabilities relating to taxes or any retained indebtedness) is subject to an aggregate ceiling in the amount of the purchase price for the Distribution Business net assets. Ashland’s indemnification obligations under the ADA Purchase Agreement as described above terminated as of March 31, 2016, other than for Retained Specified Remediation Liabilities and for Other Retained Remediation liabilities reported to Ashland prior to March 31, 2016 for which Ashland retains liability pursuant to the ADA Purchase Agreement. As a result, any environmental remediation liabilities reported to the Company after March 31, 2016 and not arising out of a Retained Remediation Liability will be liabilities of the Company.

In July 2014, Ashland filed a lawsuit numbered Ashland Inc. v. Nexeo Solutions, LLC, Case No. N14C-07-243 JTV CCLD, in the Superior Court for the State of Delaware in and for New Castle County. In the suit, Ashland seeks a declaration that, pursuant to the ADA Purchase Agreement, Solutions is obligated to indemnify Ashland for losses Ashland incurs pertaining to Other Retained Remediation Liabilities, up to the amount of the aggregate $5.0 million deductible applicable expenses incurred by Solutions, whether or not Solutions incurs any expenses or obtains any indemnity from Ashland. Ashland further alleges that Solutions has breached duties related to the ADA Purchase Agreement by not having so indemnified Ashland for amounts Ashland has incurred for Other Retained Remediation Liabilities at sites where Ashland disposed of wastes prior to the Ashland Distribution Acquisition, and on that basis seeks unspecified compensatory damages, costs and attorney’s fees. The Company disagrees with Ashland’s construction of the ADA Purchase Agreement and is vigorously defending the lawsuit.

The Company does not currently have any environmental or remediation reserves for matters covered by the ADA Purchase Agreement. However, if the Company had incurred expenses related to Other Retained Remediation Liabilities, the Company would have been responsible for the first $5.0 million in aggregate expenses relating thereto prior to receiving any indemnification from Ashland.  Ashland’s indemnification obligations for Other Retained Remediation Liabilities ended on March 31, 2016 and, as of that date, the Company had not incurred any expenses related to Other Retained Remediation Liabilities. In addition, if any Retained Remediation Liability ultimately exceeds the liability ceilings described above, the Company would be responsible for such excess amounts. In either of these scenarios, the Company would be required to either expense the cost of the liabilities or take an appropriate environmental or remediation reserve. The Company could also be required to take remediation or environmental reserves for remediation or other environmental liabilities reported after March 31, 2016 related to facilities acquired in the Ashland Distribution Acquisition; for remediation of spills or releases caused by the Company’s operations including those related to the Company’s Environmental Services line of business; and for remediation or other environmental liabilities related to facilities acquired from parties other than Ashland (i.e., acquisitions made by the Predecessor after the Ashland Distribution Acquisition). The Company’s reserves will be subject to numerous uncertainties that affect its ability to accurately estimate its costs, or its share of costs if multiple parties are responsible. These uncertainties involve the legal, regulatory and enforcement parameters governing environmental assessment and remediation, the nature and extent of contamination, the extent of required remediation efforts, the choice of remediation methodology, availability of insurance coverage and, in the case of sites with multiple responsible parties, the number and financial strength of other potentially responsible parties.

Other Legal Proceedings

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities, including product liability claims. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Other Contingencies

In June 2014, the Predecessor self-disclosed to the California DTSC that an inventory of its Fairfield facility had revealed potential violations of the Resource Conservation and Recovery Act and the California Health and Safety Code. Although no formal proceeding has been initiated, the Company expects the DTSC to seek payment of fines or other penalties for non-compliance. The Company does not expect the amount of any such fine or other penalty to have a material adverse effect on its business, financial position or results of operations.

14. Related Party Transactions

FPA Subscription Agreement

On May 23, 2016, the Company entered into a Subscription Agreement (the “FPA Subscription Agreement”) with Sponsor and First Pacific Advisors, LLC (“FPA”), on behalf of certain clients pursuant to which FPA agreed to purchase 18,260,000 shares of the Company’s common stock on a private placement basis in connection with the Business Combination.

Sponsor Subscription Agreement

On June 6, 2016, the Company entered into a Subscription Agreement with Sponsor, pursuant to which Sponsor agreed to purchase 1,000,000 shares of common stock on a private placement basis for $10 per share in connection with the Business Combination. Wilbur L. Ross, Jr. is a manager of Sponsor.

PWPI and PWIMF Commitment Agreements

On June 6, 2016, the Company entered into a Commitment Agreement with Sponsor and Park West Investors Master Fund, Ltd. (“PWIMF”) and a second Commitment Agreement with Sponsor and Park West Partners International, Ltd. (“PWPI”) (such agreements collectively, the “PW Commitment Agreements”), pursuant to which PWIMF and PWPI agreed to purchase from redeeming shareholders and withdraw from redemption an aggregate of 3,000,000 public shares of common stock.

FPA Commitment Agreement

On June 6, 2016, the Company entered into a Commitment Agreement (the “FPA Commitment Agreement”) with Sponsor and FPA, pursuant to which FPA agreed not to redeem 2,094,727 public shares of common stock of the Company currently owned by FPA in connection with the closing of the Business Combination.

Sponsor Convertible Notes and Promissory Note

On March 31, 2016, the Company issued the March 2016 promissory note to Sponsor pursuant to which the Company could borrow up to $750,000. The March 2016 promissory note was interest bearing at 5% per annum and was due and payable on the first to occur of (1) the consummation of Business Combination or (2) June 11, 2016 (or such later date as would have been approved by the Company’s shareholders by amendment of the Company’s charter to complete the Business Combination). Sponsor loaned the Company $0.2 million to cover expenses related to daily operations. In connection with the consummation of the Business Combination, the March 2016 promissory note balance of $0.2 million, including unpaid interest, was paid in full.

On January 5, 2016, the Company issued a convertible promissory note, referred to as the “January 2016 convertible note” to Sponsor pursuant to which the Company borrowed $0.4 million from Sponsor for operating expenses. The January 2016 convertible note was interest bearing at 5% per annum and was due and payable on June 11, 2016. At the option of Sponsor, any amounts outstanding under the January 2016 convertible note could have been converted into warrants to purchase shares of common stock at a conversion price of $0.50 per warrant. Each warrant would have entitled Sponsor to purchase one-half of one share of the Company’s common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant would have contained other terms identical to the terms contained in the private placement warrants previously issued to Sponsor. Through March 31, 2016, the Company incurred an insignificant amount of interest expense which, under the terms of the January 2016 convertible note, was added to the principal amount. In connection with the consummation of the Business Combination, the January 2016 convertible note balance of $0.4 million, including unpaid interest, was paid in full.

On March 26, 2015, the Company issued a convertible promissory note, referred to as the “March 2015 convertible note”, to Sponsor pursuant to which, on April 16, 2015, the Company borrowed $0.3 million from Sponsor for operating expenses. The March 2015 convertible note was interest bearing at 5% per annum and was due and payable on June 11, 2016. At the option of Sponsor, any amounts outstanding under the March 2015 convertible note could have been converted into warrants to purchase shares of the Company’s common stock at a conversion price of $0.60 per warrant. Each warrant would have entitled Sponsor to purchase one-half of one share of the Company’s common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each such warrant would have contained other terms identical to the terms contained in the private placement warrants previously issued to Sponsor. Through March 31, 2016, the Company incurred $14 thousand of interest expense which under the terms of the March 2015 convertible note was added to the principal amount. In connection with the consummation of the Business Combination, the March 2015 convertible note balance of $0.3 million, including unpaid interest, was paid in full.

Director Founder Shares

In connection with the consummation of the Business Combination, certain directors of the Company were paid 10,000 Founder Shares each by Sponsor (on behalf of the Company) for past service on the Company’s board of directors. These shares were paid in lieu of cash board fees because the Company was not permitted to pay board fees directly to its directors pursuant to the underwriting agreement the Company entered into with the underwriters at the time of the IPO. The value of these shares is included in Transaction related costs on the Company’s condensed consolidated statement of operations.

Administrative Service Agreement

The Company had an agreement to pay $10 thousand a month for office space, administrative services and secretarial support to WL Ross & Co. LLC, an affiliate of the Sponsor. On March 26, 2015, Sponsor irrevocably and unconditionally waived the $10 thousand per month payment obligations of the Company for office space, administrative services and secretarial support for the year beginning on January 1, 2015 to December 31, 2015. On January 13, 2016, Sponsor irrevocably and unconditionally waived the $10 thousand per month payment obligations for the period beginning on January 1, 2016 and ending on December 31, 2016. This agreement was terminated prior to the completion of the Business Combination.

Contingent Consideration Obligations Pursuant to the TRA and the Merger Agreement

Subsequent to the Business Combination, TPG beneficially owns approximately 35% of the Company’s common stock, including Founder Shares, and is considered a related party of the Successor. In connection with the Business Combination, TPG became a party to the TRA and obtained the right to receive the Deferred Cash Consideration pursuant to the Merger Agreement. The fair value of these contingent consideration liabilities was $142.2 million as of June 30, 2016, and is recorded in Due to related party pursuant to contingent consideration obligations on the Company’s condensed consolidated balance sheet. See Note 3 and Note 9.

Predecessor - Letter Agreement for Chairman’s Services

On January 16, 2012, the Predecessor and Dan F. Smith, a member of the Predecessor Board of Directors, entered into a Letter Agreement for Chairman’s Services (together with subsequent extensions, the “Letter Agreement”). In connection with the closing of the Business Combination, the parties agreed to terminate the Letter Agreement and their rights and obligations thereunder.  The termination of the Letter Agreement entitled Mr. Smith to a fee of $0.2 million in cash, which is included in Transaction related costs on the Company’s condensed consolidated statement of operations.

Predecessor - Other Agreements with TPG

The Predecessor entered into a management services agreement with TPG, the indirect majority owner of the Predecessor, pursuant to which it provided the Predecessor with ongoing management, advisory, specialized operational and consulting services. The fees incurred in connection with this agreement were recorded in Selling, general and administrative expenses in the condensed consolidated statements of operations.

Pursuant to the management services agreement, the Predecessor also paid TPG fees in connection with consulting services it provided in relation to certain corporate transactions. TPG received reimbursements for out-of-pocket expenses incurred by TPG in connection with these transactions. These fees were recorded in Selling, general and administrative expenses in the condensed consolidated statements of operations.

As a result of the Business Combination on the Closing Date, TPG and the Predecessor terminated the management services agreement and their rights and obligations thereunder. Pursuant to the management services agreement, the Predecessor paid TPG a success fee of $9.9 million relating to the closing of the Business Combination determined in accordance with the terms of the management services agreement.  This fee was recorded in Transaction related costs of the Predecessor during the period from April 1, 2016 through June 8, 2016 in the condensed consolidated statement of operations.

The table below summarizes activity recorded during the respective periods related to the items described above:

	Successor		Predecessor
	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016	April 1 Through June 8, 2016	October 1, 2015 Through June 8, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015
Sales to TPG related entities	$0.3	$0.3	$1.3	$3.1	$1.6	$7.1
Amounts included in Selling, general and administrative expenses
Management fees to TPG	$—	$—	$0.5	$2.1	$1.1	$2.5
Consulting fees to TPG	$—	$—	$0.2	$0.4	$0.2	$0.7
Amounts included in Transaction related costs
Fee paid in connection with the Business Combination	$—	$—	$9.9	$9.9	$—	$—

There were no purchases from TPG related entities in the Successor or Predecessor periods.

TPG related entities owed the Company $0.4 million at June 30, 2016 for the Successor and $0.3 million at September 30, 2015 for the Predecessor which were included in Accounts and notes receivable in the Company’s condensed consolidated balance sheets.

Predecessor - Consulting Services Agreement

The Predecessor had a strategic consulting services agreement with Steven B. Schwarzwaelder, a member of the Board of Directors of the Predecessor, under which it paid an annual fee of $0.175 million. The Predecessor recorded less than $0.1 million for each respective period April 1 through June 8, 2016 and October 1, 2015 through June 8, 2016, as well as the three and nine months ended June 30, 2015 related to this agreement. This fee was recorded in Selling, general and administrative expenses in the condensed consolidated statements of operations. As a result of the Business Combination, the parties terminated the consulting services agreement and their rights and obligations thereunder.

15. Income Taxes

The Company and its two active U.S. corporate subsidiaries, Blocker and Sub Holding, are incorporated in the U.S. and as such are subject to U.S. income taxes. The Company and Blocker will file a consolidated U.S. Federal income tax return and both will file various state returns. Sub Holding will file a separate U.S. Federal income tax return and various state tax returns. The Company’s controlled foreign corporations are subject to taxation at the entity level in their respective jurisdictions.

Income tax benefit for the three months ended June 30, 2016 for the Successor was $1.3 million. The tax benefit for the three months ended June 30, 2016 for the Successor reflects an effective tax rate of a benefit of 7.7%.

Income tax benefit for the nine months ended June 30, 2016 for the Successor was $1.3 million. The tax benefit for the nine months ended June 30, 2016 for the Successor reflects an effective tax rate of a benefit of 7.1%.

Holdings is organized as a limited liability company and is taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, Holdings is not subject to U.S. income taxes. Accordingly, Blocker and the Selling Equityholders (other than the holders of equity interests in Blocker) will report their share of Holdings’ taxable income earned prior to the Closing Date on their respective U.S. federal tax returns. Holdings and its subsidiaries made tax distributions of approximately $0.1 million to, or on behalf of, the Selling Equityholders during the three and nine months ended June 30, 2015.

Income tax expense for the period from April 1, 2016 through June 8, 2016 for the Predecessor was $1.1 million on a pre-tax loss of $19.1 million compared to $1.8 million on pre-tax income of $20.6 million for the three months ended June 30, 2015 for the Predecessor. The current period tax expense was attributable to income tax expense on profitable foreign operations, primarily Puerto Rico and EMEA. The prior period tax expense was largely attributed to foreign income tax expense on profitable foreign operations.

Income tax expense for the period from October 1, 2015 through June 8, 2016 for the Predecessor was $4.2 million on a pre-tax loss of $9.7 million compared to $2.7 million on pre-tax income of $14.2 million for the nine months ended June 30, 2015 for the Predecessor. The current period tax expense was attributable to income tax expense on profitable foreign operations, primarily Canada, EMEA, Puerto Rico and Mexico. The prior period expense was largely attributed to foreign income tax expense on profitable foreign operations.

For all periods, the Company computed the provision for income taxes based on the actual year-to-date effective tax rate by applying the discrete method.  Use of the annual effective tax rate, which relies on accurate projections by legal entity of income earned and taxed in foreign jurisdictions, as well as accurate projections by legal entity of permanent and temporary differences, was not considered a reliable estimate for purposes of calculating year-to-date income tax expense.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As a result of the adoption of ASU 2015-17, deferred tax assets and liabilities and any related valuation allowances are classified as noncurrent on a prospective basis. See Note 2.

At June 30, 2016 for the Successor and September 30, 2015 for the Predecessor, the valuation allowance was $4.2 million and $3.6 million, respectively, primarily relating to Nexeo Plaschem operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at June 30, 2016, management believes it is more likely than not that it will realize the majority of its deferred tax assets.

Uncertain Tax Positions

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured as the amount of benefit that has a greater than 50% likelihood of being realized. Differences between the amount of tax benefits taken or expected to be taken in the income tax returns and the amount of tax benefits recognized in the financial statements represent the Company’s unrecognized income tax benefits, which are recorded as a liability, with the long-term portion included in Other non-current liabilities and the current portion included in Accrued expenses and other liabilities on the Company’s condensed consolidated balance sheet.

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense in the condensed consolidated statements of operations. There was an insignificant amount of interest and penalties recognized during all periods. As of June 30, 2016 for the Successor and September 30, 2015 for the Predecessor, the Company had $1.2 million and $1.1 million, respectively, related to uncertain tax positions, including related accrued interest and penalties.

The Company believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $0.6 million as a result of the expiration of certain statute of limitations periods and anticipated settlements.

The Company or one of its subsidiaries files income tax returns in various state and foreign jurisdictions. Within the U.S., the Company is subject to federal and state income tax examination by tax authorities for periods after December 2011. With respect to countries outside of the U.S., with certain exceptions, the Company’s foreign subsidiaries are subject to income tax audits for years after 2010.

16. Segment and Geographic Data

The Company operates through three lines of business, or operating segments: Chemicals, Plastics and Environmental Services, that market to different sets of customers operating in an array of industries, with various end markets and customer segments within those industries. For segment presentation and disclosure purposes, the Chemicals and Plastics lines of business constitute separate reportable segments while the Environmental Services line of business, which does not meet the materiality threshold for separate disclosure and the historical composites products sales in Asia are combined in an “Other” segment.

Each line of business represents unique products and suppliers, and each line of business focuses on specific end markets within its industry based on a variety of factors, including supplier or customer opportunities, expected growth and prevailing economic conditions. Across the Chemicals and Plastics lines of business there are numerous industry segments, end markets and sub markets that the Company may choose to focus on. These end markets may change from year to year depending on the underlying market economics, supplier focus, expected profitability and the Company’s strategic agenda.

The Chemicals, Plastics and Environmental Services lines of business compete with national, regional and local companies throughout North America. Additionally, the Chemicals and Plastics lines of business compete with other distribution companies in Asia. The Plastics line of business also competes with other distribution companies in EMEA. Competition within each line of business is based primarily on the diversity of the product portfolio, service offerings, reliability of supply, technical support and price. The accounting policies used to account for transactions in each of the lines of business are the same as those used to account for transactions at the corporate level.

The Chemicals and Plastics lines of business are distribution businesses, while the Environmental Services line of business provides hazardous and non-hazardous waste collection, recovery, recycling and arrangement for disposal services.

A brief description of each line of business follows:

Chemicals. The Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail cars, bulk tanker trucks and as packaged goods in trucks. The Company’s chemical products are distributed in more than 50 countries worldwide, primarily in North America and Asia. In connection with the distribution of chemicals products, the Company provides value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development. While the Chemicals line of business serves multiple end markets, key end markets within the industrial space including household, industrial and institutional, performance coatings (including architectural coatings, adhesives, sealants and elastomers), lubricants, oil and gas and personal care.

Plastics. The Plastics line of business distributes a broad product line consisting of commodity polymer products and prime engineering resins to plastics processors engaged in blow molding, extrusion, injection molding and rotation molding via rail car, bulk truck, truckload boxes and less-than truckload quantities. The Company’s plastics products are distributed in more than 50 countries worldwide, primarily in North America, EMEA and Asia. The Plastics line of business serves a broad cross section of industrial segments, with a current focus on the healthcare and automotive end markets.

 Other. The Environmental Services line of business, in connection with certain waste disposal service companies, provides customers with comprehensive hazardous and non-hazardous waste collection, recovery and arrangement for disposal services or recycling in North America, primarily in the U.S. These environmental services are offered through the Company’s network of distribution facilities which are used as transfer facilities. The Other segment also includes historical composites products sales in Asia.

The Chief Executive Officer is the Chief Operating Decision Maker. The Chief Operating Decision Maker reviews operating results in order to make decisions, assess performance and allocate resources to each line of business. In order to maintain the focus on line of business performance, certain expenses are excluded from the line of business results utilized by the Company’s Chief Operating Decision Maker in evaluating line of business performance. These expenses include depreciation and amortization, selling, general and administrative expense, corporate items such as transaction related costs, interest and income tax expense. These items are separately delineated to reconcile to reported net income. Intersegment revenues were insignificant.

Certain assets are aggregated at the line of business level. The assets attributable to the Company’s lines of business, that are reviewed by the Chief Operating Decision Maker, consist of trade accounts receivable, inventories, goodwill and any specific assets that are otherwise directly associated with a line of business. The Company’s inventory of packaging materials and containers are generally not allocated to a line of business and are included in unallocated assets.

Summarized financial information relating to the Company’s lines of business is as follows. The Successor periods in the summarized financial information for the three and nine months ended June 30, 2016 includes 22 days (June 9, 2016 through June 30, 2016) of the combined operating results, as well as the full three and nine months ended June 30, 2016 of WLRH’s operating results, which consisted primarily of transaction related costs.

	Successor		Predecessor
	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016	April 1 Through June 8, 2016	October 1, 2015 Through June 8, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015
Sales and operating revenues
Chemicals	$94.2	$94.2	$298.7	$1,066.4	$482.6	$1,503.9
Plastics	109.9	109.9	329.8	1,192.2	477.4	1,429.6
Other	10.2	10.2	21.7	81.5	28.8	85.8
Total sales and operating revenues	$214.3	$214.3	$650.2	$2,340.1	$988.8	$3,019.3

Gross profit
Chemicals	$9.6	$9.6	$38.8	$136.2	$59.9	$168.1
Plastics	6.7	6.7	32.2	117.6	44.8	113.3
Other	2.5	2.5	4.4	18.1	6.6	21.1
Total gross profit	$18.8	$18.8	$75.4	$271.9	$111.3	$302.5

Selling, general & administrative expenses	$19.1	$19.2	$57.5	$208.9	$82.9	$248.5
Transaction related costs	15.9	18.0	26.1	33.4	—	0.1
Change in fair value related to contingent consideration	(2.3)	(2.3)	—	—	—	—
Total operating income (loss)	(13.9)	(16.1)	(8.2)	29.6	28.4	53.9
Other income	—	—	0.3	2.9	8.4	9.1
Interest income (expense)
Interest income	0.3	0.9	—	0.1	—	0.1
Interest expense	(3.2)	(3.2)	(11.2)	(42.3)	(16.2)	(48.9)
Income (loss) from continuing operations before income taxes	$(16.8)	$(18.4)	$(19.1)	$(9.7)	$20.6	$14.2

	Successor	Predecessor
	June 30, 2016	September 30, 2015
IDENTIFIABLE ASSETS
Chemicals	$667.2	$696.9
Plastics	726.9	530.2
Other	91.3	35.1
Total identifiable assets by segment	1,485.4	1,262.2
Unallocated assets	632.6	446.7
Total assets	$2,118.0	$1,708.9

Goodwill amounts by reportable segment at June 30, 2016 are based on the preliminary purchase consideration allocation of the Business Combination, which is based on preliminary valuations performed to determine the fair value of the acquired assets and assumed liabilities as of the Closing Date. Accordingly, the amounts allocated to goodwill are subject to adjustments that could have a material impact on total goodwill and goodwill by reportable segment. See Note 3.

Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Successor		Predecessor
	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016	April 1 Through June 8, 2016	October 1, 2015 Through June 8, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015
North America	$174.4	$174.4	$535.9	$1,917.2	$816.2	$2,507.5
EMEA	29.3	29.3	78.8	291.9	129.7	374.1
Asia	10.6	10.6	35.5	131.0	42.9	137.7
Total	$214.3	$214.3	$650.2	$2,340.1	$988.8	$3,019.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the Successor and Predecessor Annual Reports on Form 10-K filed with the SEC on January 14, 2016 and December 7, 2015, respectively. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” elsewhere in this Quarterly Report.

The terms “the Company,” “us,” “our” and “we” and similar terms in this report refer to Nexeo Solutions, Inc. and its consolidated subsidiaries.

Overview

The Company is the result of the Business Combination between WLRH and Holdings that closed on June 9, 2016. The “Successor” financial information reflects the combined operations of WLRH for the three and nine months ended June 30, 2016 and the operations of Holdings after the Closing Date, after purchase price allocations. The “Predecessor” financial information reflects the operations of Holdings prior to the Closing Date of the Business Combination.

We are a global distributor of chemicals products in North America and Asia, and plastics products in North America, EMEA and Asia. In connection with the distribution of chemicals products, we provide value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development. We also provide environmental services, including waste collection, recovery and arrangement for disposal services and recycling in North America, primarily in the U.S., through our Environmental Services line of business. The Predecessor was a distributor of composites products in North America until July 1, 2014, when these operations were sold and as a result, activity associated with these operations is reflected as discontinued operations for all periods presented.

Based on revenues for fiscal year 2015, the Predecessor was ranked third in North America and fifth globally among the top 100 chemical distributors, as reported by the Independent Chemical Information Service (or ICIS), one of the largest petrochemical market information providers.

We distribute approximately 23,000 products into over 80 countries for approximately 1,300 suppliers to approximately 27,500 customers.

We have long-standing relationships with major chemicals and plastics producers and suppliers, a strong geographic presence and supply chain network and a relatively stable customer base that benefits from the service and distribution value we provide. The products we distribute are used in a broad cross section of manufacturing industries, in various end markets and customer segments within those industries, including the household, industrial and institutional, lubricants, performance coatings (including architectural coatings, adhesives, sealants and elastomers), automotive, healthcare, personal care, oil and gas and construction end markets.

Our diverse array of product offerings allows us to provide many of our customers with a one-stop-shop resource for their chemicals and plastics needs. For customers with multiple locations, our centralized business model helps ensure consistency of product offerings and a single point of contact. Our services and full product offering allow for product customization, cost savings to customers on transaction and transportation costs and reliance on a single supplier to source all of their diverse product requirements.

We believe that we provide a compelling value proposition to suppliers as a single bulk buyer of their products and by acting as an extension of their sales force by representing their brands and providing technical support to customers. We also provide value to suppliers by distributing to larger customers through dedicated strategic accounts sales and marketing programs designed to solidify key relationships through enhanced customer service, efficient delivery and specialized value-added solutions. In addition to the value-added services mentioned above, we provide other services including dedicated stocking programs, vendor-managed inventory, quarterly customer demand forecasting, technical support and supply chain services. In addition, our understanding of key end markets presents additional opportunities with suppliers whose products are in substantial demand by customers situated in these end markets.

We have an experienced management team with deep knowledge of the industry. We continue to implement strategies and invest significantly to build upon our strengths by creating industry-leading marketing capabilities, including our focus on specific end markets, sales force effectiveness tools, market-based pricing and geographic expansion.

We distribute our broad product portfolio through a supply chain consisting of approximately 170 owned, leased or third-party warehouses, rail terminals and tank terminals globally. We have a private fleet of over 1,000 units, primarily located in North America, including the addition of new tractors obtained through the Ryder Lease. These new vehicles have replaced older vehicles in our fleet, and provide cost savings in fuel usage and maintenance and significantly enhance our delivery capabilities. See Note 5 to our condensed consolidated financial statements.

We currently employ approximately 2,550 employees globally and have approximately 500 sales professionals situated in North America, EMEA and Asia, including technical support, field managers and strategic account managers to assist our customers in the selection and application of commodity and specialty products for their end products and processes.

While certain market conditions have improved during the three months ended June 30, 2016 as compared to the three months ended March 31, 2016 as a result of crude oil prices surpassing $45 per barrel in the three months ended June 30, 2016. Although we anticipated increases in crude oil prices would result in increases in average selling prices, crude oil price increases did not result in increases in average selling prices during the three months ended June 30, 2016, or increased purchasing behavior, primarily due to oversupply in the market. Macro industrial demand is lower than expected and has affected all areas of our business. While crude oil prices have improved in the current quarter, they are still lower in comparison to last year and pricing overall has decreased in both commodities and specialties in the current fiscal year to date in comparison to the comparable period in the prior fiscal year. Even with these factors, we have established initiatives to increase our market share, further develop our sales team and our supply chain services.

Significant Events in Fiscal Year 2016

Business Combination

On June 9, 2016, we consummated the Business Combination pursuant to the Merger Agreement, whereby WLRH acquired Holdings and Blocker for a total consideration of approximately $812.0 million, consisting of cash, stock and other consideration through a series of two mergers. As a result of the Business Combination, Holdings and Blocker became wholly-owned subsidiaries of WLRH.

In connection with the closing of the Business Combination, we changed our name from “WL Ross Holding Corp.” to “Nexeo Solutions, Inc.” and changed the ticker symbol for our common stock on NASDAQ from “WLRH” to “NXEO”.

Our Board of Directors approved a change in our fiscal year end from December 31 to September 30 in connection with the closing of the Business Combination.

Segment Overview

We are organized into three lines of business, or operating segments: Chemicals, Plastics and Environmental Services. Our lines of business market to different sets of customers operating in an array of industries, with various end markets and customer segments within those industries. For segment presentation and disclosure purposes, our Chemicals and Plastics lines of business constitute separate reportable segments while the Environmental Services line of business, which does not meet the materiality threshold for separate disclosure and is included in the “Other” segment.

Each line of business represents unique products and suppliers, and each line of business focuses on specific end markets within its industry based on a variety of factors including supplier or customer opportunities, expected growth and prevailing economic conditions. Across our Chemicals and Plastics lines of business there are numerous industry segments, end markets and sub markets that we may choose to focus on. These end markets may change from year to year depending on the underlying market economics, supplier focus, expected profitability and its strategic agenda.

Our Chemicals, Plastics and Environmental Services lines of business compete with national, regional and local companies throughout North America. Our Chemicals and Plastics lines of business compete with other distribution companies in Asia, and the Plastics line of business also competes with other distribution companies in EMEA. In addition, in some of the markets in which we operate, large chemical producers may elect to distribute their products directly to end-user customers. Competition is based primarily on the diversity and quality of the product portfolio, service offerings, reliability of supply, technical support, price and delivery capabilities. The accounting policies used to account for transactions in each of the lines of business are the same as those used to account for transactions at the corporate level.

A brief description of each of our lines of business follows:

Chemicals. The Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail cars, bulk tanker trucks and as packaged goods in trucks. While our chemicals products are distributed in more than 50 countries worldwide, we primarily distribute our chemicals products in North America and Asia. In connection with the distribution of our chemical products, we provide value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development. While our Chemicals line of business serves multiple end markets, key end markets within the industrial space are household, industrial and institutional, performance coatings (including architectural coatings, adhesives, sealants and elastomers), lubricants, personal care and oil and gas.

Plastics. The Plastics line of business supplies a broad product line consisting of commodity polymer products and prime engineering resins for plastics processors engaged in blow molding, extrusion, injection molding and rotation molding via rail car, bulk truck, truckload boxes and less-than-truckload quantities. While our plastics products are distributed in more than 50 countries worldwide, we primarily distribute our plastics products in North America, EMEA and Asia. The Plastics line of business serves a broad cross section of industrial segments, with a current focus on the healthcare and automotive end markets.

Environmental Services. The Environmental Services line of business, in connection with certain waste disposal service companies, provides customers with comprehensive hazardous and non-hazardous waste collection, recovery, recycling and arrangement for disposal services in North America, primarily in the U.S. These environmental services are offered through our network of distribution facilities which are used as transfer facilities.

Key Factors Affecting our Results of Operations and Financial Condition

General and regional economic conditions. The consumption of chemicals and plastics in the broad industry segments and end markets that we serve generally corresponds to the level of production of goods and services in the global economy, amplified by the regional economies where we have commercial operations. As a result, when general economic conditions improve or deteriorate, our volumes tend to fluctuate accordingly. We manage our cost structure in line with general economic conditions, but our volumes and profitability are ultimately correlated with the underlying demand for the end-products of the industries we serve.

Price fluctuations. The prices at which we resell the products we distribute in our Chemicals and Plastics lines of business generally fluctuate in accordance with the prices that we pay for these products. Product prices we pay are largely driven by the underlying global and regional economic conditions that drive the prices of two primary raw materials of production: crude oil (primarily naphtha) and natural gas (primarily ethane). These two raw material sources are used in the production of propylene and ethylene which are key feedstocks used in over 90% of organic-based commodity and specialty chemicals, as well as in the subsequent production of the intermediate plastics products we distribute. The prices of these feedstocks are also affected by other factors including choices made by feedstock producers for uses of these feedstocks (e.g., as an ingredient in gasoline versus a feedstock to the chemical industry), the capacity devoted to production of these feedstocks and other macroeconomic factors that impact the producers. As a distributor, the prices of these feedstocks are not in our control. However, we are generally able to pass on finished good price increases and decreases to our customers in accordance with the fluctuations in our product costs and transportation-related costs (e.g., fuel costs). As a result, movements in our sales revenue and cost of sales tend to correspond with changes in our product prices. Additionally, as capacity or demand patterns change, we typically experience a corresponding change in the average selling prices of the products we distribute. Our gross profit margins generally decrease in deflationary price environments because we are selling inventory that was previously purchased at higher prices. Alternatively, our gross profit margins generally increase during inflationary pricing environments because we are able to sell inventory that was previously purchased at lower prices. The extent to which profitability increases or decreases, however, also depends on the relative speed at which selling prices adjust in relation to inventory costs. As a logistics provider, oil price movements also typically impact our transportation and delivery costs.

Volume based pricing. We generally procure chemicals and plastics raw materials through purchase orders rather than under long-term contracts with firm commitments. Our arrangements with key producers and suppliers are typically embodied in agreements that we refer to as framework supply agreements. We work to develop strong relationships with a select group of producers and suppliers that complement our strategy based on a number of factors, including price, breadth of product offering, quality, market recognition, delivery terms and schedules, continuity of supply and each producer’s strategic positioning. Our framework supply agreements with producers and suppliers typically renew annually and, while they generally do not provide for specific product pricing, some, primarily those related to our Chemicals line of business, include volume-based financial incentives through supplier rebates, which we earn by meeting or exceeding target purchase volumes.

Inflation. Our average selling prices generally rise when commodity prices increase as producers and suppliers raise the market prices of the products that we distribute. During inflationary periods our customers maximize the amount of inventory they carry in anticipation of even higher prices and consequently, this environment of excess demand favorably impacts our volumes sold, revenues and gross profit due to the lag between rising prices and our cost of goods sold. The reverse is true in periods of decreasing commodity prices. This condition creates an environment of overcapacity, driving market prices of products downward, and we must quickly adjust inventories and buying patterns to respond to price declines. Our primary objective is to replace inventories at lower costs while maintaining or enhancing unit profitability.

Some of our assets and liabilities, primarily cash, receivables, inventories and accounts payable, are impacted by commodity price inflation because they are indirectly affected by market prices of raw materials for our products. To the extent that we are able to manage our working capital in periods of changing prices, the overall impact of inflation on our net working capital is generally not significant.

Currency exchange rate fluctuations. We conduct our business on an international basis in multiple currencies.  A portion of our sales and costs of sales are denominated in currencies other than the functional currency of our subsidiaries.  Strengthening of our subsidiaries’ functional currency relative to the other currencies in which some transactions are denominated creates a negative impact on sales, but a positive impact on costs. Additionally, because we report our consolidated results in U.S. dollars, the results of operations and the financial position of our local international operations, which are generally reported in the relevant local currencies, are translated into U.S. dollars at the applicable exchange rates for inclusion in our condensed consolidated financial statements.  Strengthening of the U.S. dollar relative to our subsidiaries’ functional currencies causes a negative impact on sales but a positive impact on costs.

Economic Outlook. We operate in the North American, European and Asian regions. Global markets have generally been sluggish and recovery has been slow, with the uncertainty surrounding the citizens of the United Kingdom (the “U.K.”) approving the exit of the U.K. from the European Union and the Asia-Pacific economy projected for a decline. The U.S. economy has improved somewhat in the past quarter however, industry demand has decreased in this region as well. Although the overall global market has been bearish, through the use of our pricing tools and discipline, we have been able to offset some of the effects of the recent global deflationary environment.

The following is a summary of GDP and oil price fluctuations in our various regions of operations by fiscal quarter.

	Q3 16 v Q3 15	Q2 16 v Q2 15	Q1 16 v Q1 15	Q4 15 v Q4 14
North America
U.S. GDP Growth	1.2%	1.6%	1.9%	2.2%
West Texas Intermediate Crude Oil Price Decrease	(18.8)%	(22.6)%	(30.5)%	(50.6)%

EMEA
Euro Area GDP Growth	1.6%	1.7%	1.7%	1.6%
Brent Crude Oil Price Decrease	(20.3)%	(31.6)%	(33.8)%	(50.0)%

Asia
China GDP Growth (1)	6.7%	6.7%	6.8%	6.9%

(1) As reported by the Chinese government.

Overall GDP growth remains below 2.0% for many of the countries in which we operate. This slow recovery, together with lower oil prices during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, has resulted in lower demand, and by extension, lower sales volumes and average selling prices when compared to the previous comparable year to date period. In terms of currency, the U.S. dollar has continued to strengthen over the prior two comparable annual periods against most other currencies in which we transact. As a result of these factors, reported dollar revenues and gross profit have been negatively impacted in many of our regions’ operations.

North America

The North American recovery that began in 2013 continued through 2015. The North American economic environment has been relatively stable through the nine months ended June 30, 2016.

In terms of currency, the CAD strengthened slightly against the U.S. dollar from March 31, 2016 to June 30, 2016; however, the CAD has weakened during the nine months ended June 30, 2016 compared to the comparable period in the prior year, which affected, among other items, the reported dollar revenues and gross profit from our Canadian operations.

When compared to fiscal year 2015, we continue to see declining selling prices for the products we distributed during fiscal year 2016. We expect market forces and the intensity of competition to continue to drive pricing pressure during the current fiscal year.

EMEA

In Europe, we conduct business primarily in the Western European countries. While the outlook for economic growth in Europe improved beginning late in 2015 overall GDP growth has remained slow with many Western European nations experiencing growth below 2.0% and current developments adding uncertainty to Europe’s economic prospects.

In terms of currency, the euro and the other European currencies weakened versus the U.S. dollar from March 31, 2016 to June 30, 2016 and also weakened during the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015, which affected, among other items, the reported dollar revenues and gross profit from our European operations.

The market prices for the products we sell in Europe are closely correlated to the cost of Brent Crude as these operations are primarily based on the distribution of commodity plastics products and most products are sourced in Europe. Consistent with the continuous decline in oil prices during 2015 and into 2016, our operations in Europe experienced a decline in average selling prices.

Asia

Our operations in Asia are concentrated mainly in China. Recent GDP growth in China, as reported by the Chinese government, has been slower than their reported GDP growth over the past five years, primarily due to a weaker property sector, lower credit growth and weakened industrial production.

In terms of currency, the RMB declined slightly against the U.S. dollar during the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015, which affected, among other items, the reported dollar revenues and gross profit from the Company’s China operations. Consistent with these macroeconomic conditions, we experienced decreases in sales revenue for fiscal periods in 2016 and 2015 as compared to comparable periods in 2014.

Strategic Initiatives

We are focused on initiatives to enhance growth and profitability, including:

•	Growing organically by increasing the breadth and depth of our specialty capabilities, expanding our suite of value-added services and driving scale enhancements;

•
Complementing organic growth by pursuing attractive merger and acquisition opportunities and delivering value creation by leveraging our centralized platform while achieving increased geographic reach and providing enhanced product/service offerings;

•	Expanding margins through mix enhancement, disciplined pricing execution, platform scalability and end market diversification;

•
Maintaining our efforts on cost improvement through execution of our transportation strategy, warehouse productivity gains, corporate selling, general and administrative operational efficiencies and optimization of our customer coverage model;

•	Achieving our operational return goals by maximizing cash conversion, optimizing our working capital requirements and maintaining an asset-lite model; and

•	Attracting and retaining the talent we need to maintain the capabilities that define a market leader.

Certain Factors Affecting Comparability to Prior Period Financial Results

Prior to the Business Combination, WLRH operated as a blank check development stage company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. As a result, operations were minimal before the Business Combination. After the Business Combination our results of operations are not directly comparable to historical results of the operations for the periods presented, primarily because:

•
Our fiscal year-end was changed from December 31st to September 30th. As a result of this change, the condensed consolidated financial statements presented within this Quarterly Report on Form 10-Q include the period from October 1, 2015 through June 30, 2016.

•	In connection with the Business Combination, certain assets and liabilities had fair value adjustments applied to the Predecessor’s consolidated financial statements on the Closing Date, most notably:

◦	Inventory

◦	Intangible assets

◦	Plant, property and equipment, and

◦	Goodwill

•	Further, in connection with the Business Combination, we have recognized certain contingent liabilities. See Note 3 to our condensed consolidated financial statements.

•	The three and nine months ended June 30, 2016 includes 22 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

As a result of the factors listed above, historical results of operations and other financial data, as well as period-to-period comparisons of these results, may not be comparable or indicative of future operating results or future financial condition.

Results of Operations

Three Months Ended June 30, 2016 (Successor) compared with Three Months Ended June 30, 2015 (Predecessor)

The Successor period includes operating results of the acquired business from June 9, 2016 through June 30, 2016 and operating results of WLRH for the full three months ended June 30, 2016, whereas, the predecessor period includes the operating results of the Predecessor for the full three months ended June 30, 2015.

	Successor	Predecessor			% of Sales and Operating Revenues For the
	Three Months Ended June 30,	Three Months Ended June 30,	Period Over Period Favorable (Unfavorable)		Three Months Ended June 30,
(in millions)	2016	2015	$ Change	% Change	2016	2015
Sales and operating revenues
Chemicals	$94.2	$482.6	$(388.4)	(80.5)%	44.0%	48.8%
Plastics	109.9	477.4	(367.5)	(77.0)%	51.3%	48.3%
Other	10.2	28.8	(18.6)	(64.6)%	4.7%	2.9%
Total sales and operating revenues	$214.3	$988.8	$(774.5)	(78.3)%	100.0%	100.0%

Gross profit
Chemicals	$9.6	$59.9	$(50.3)	(84.0)%	10.2%	12.4%
Plastics	6.7	44.8	(38.1)	(85.0)%	6.1%	9.4%
Other	2.5	6.6	(4.1)	(62.1)%	24.5%	22.9%
Total gross profit	$18.8	$111.3	$(92.5)	(83.1)%	8.8%	11.3%

Selling, general and administrative expenses	$19.1	$82.9	$63.8	77.0%	8.9%	8.4%
Transaction related costs	15.9	—	(15.9)	*	7.4%	—%
Change in fair value of contingent consideration obligations	(2.3)	—	2.3	*	(1.1)%	—%
Operating income (loss)	(13.9)	28.4	(42.3)	(148.9)%	(6.5)%	2.9%
Other income	—	8.4	(8.4)	(100.0)%	—%	0.8%
Interest expense, net	(2.9)	(16.2)	13.3	82.1%	(1.4)%	(1.6)%
Income (loss) from continuing operations before income taxes	(16.8)	20.6	(37.4)	(181.6)%	(7.8)%	2.1%
Income tax expense (benefit)	(1.3)	1.8	3.1	172.2%	(0.6)%	0.2%
Net income (loss)	$(15.5)	$18.8	$(34.3)	(182.4)%	(7.2)%	1.9%

*      Not meaningful

Sales and operating revenues

Sales and operating revenues for the three months ended June 30, 2016 decreased $774.5 million, or 78.3% as compared to the three months ended June 30, 2015. The decrease in revenues was primarily attributable to comparing periods that include the acquired business’ operating results for a 22-day period to operating results of 91 days. Additionally, declines in revenue were driven by lower sales per shipping day and lower average selling prices in both our Chemicals and Plastics businesses as a result of the decline in oil and other commodity prices as well as weaker industrial demand during the current period.

Chemicals

Sales and operating revenues for the Chemicals line of business for the three months ended June 30, 2016 decreased $388.4 million, or 80.5% as compared to the three months ended June 30, 2015. Revenues decreased due to comparing periods that include the acquired business’ operating results for a 22-day period to operating results of 91 days. Sales per shipping day declined 20.7% due to average selling prices decline as a result of lower oil and commodity prices. Additionally, certain suppliers have elected to supply customers directly.

Plastics

Sales and operating revenues for the Plastics line of business for the three months ended June 30, 2016 decreased $367.5 million, or 77.0% as compared to the three months ended June 30, 2015. Revenues decreased due to comparing periods that include the acquired business’ operating results for a 22-day period to operating results of 91 days. Sales per shipping day decreased 6.5% as average selling prices declined as a result of lower oil and other commodity prices as well as weaker industrial demand.

Other

Sales and operating revenues for the Other segment for the three months ended June 30, 2016 decreased $18.6 million, or 64.6% as compared to the three months ended June 30, 2015. The decrease in revenues was primarily due to comparing periods that include the acquired business’ operating results for a 22-day period to operating results of 91 days. Sales per shipping day increased 43.9% due to new customer acquisitions as well as expanded operations with existing customers.

Gross profit

Gross profit declined $92.5 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in gross profit was primarily due to comparing periods that include the acquired business’ operating results for 22-day period to operating results of 91 days. Gross profit as a percentage of sales for the three months ended June 30, 2016 was 8.8% as compared to 11.3% for the three months ended June 30, 2015. The decrease was primarily attributable to the realization of $6.9 million related to half of the inventory step up recorded due to the Business Combination.

Chemicals

Gross profit declined $50.3 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in gross profit was primarily due to comparing periods that include the acquired business’ operating results for 22-day period to operating results of 91 days. Gross profit as a percentage of sales for the Chemicals line of business for the three months ended June 30, 2016 was 10.2% as compared to 12.4% for the three months ended June 30, 2015. The decrease was primarily attributable to the realization of $3.0 million related to half of the inventory step up recorded due to the Business Combination.

Plastics

Gross profit declined $38.1 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in gross profit was primarily due to comparing periods that include the acquired business’ operating results for 22-day period to operating results of 91 days. Gross profit as a percentage of sales for the Plastics line of business for the three months ended June 30, 2016 was 6.1% as compared to 9.4% for the three months ended June 30, 2015. The decrease was primarily the result of the volume and price decreases described above and the realization of $3.9 million related to half of the inventory step up recorded due to the Business Combination.

Other

Gross profit declined $4.1 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in gross profit was primarily due to comparing periods that include the acquired business’ operating results for 22-day period to operating results of 91 days. Gross profit as a percentage of sales for the Other segment for the three months ended June 30, 2016 was 24.5% as compared to 22.9% for the three months ended June 30, 2015. The increase was primarily due to new customer acquisitions as well as expanded operations with existing customers.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2016 decreased $63.8 million, or 77.0% as compared to the three months ended June 30, 2015. This decrease was primarily attributable to comparing periods that include the acquired business’ operating results for a 22-day period to operating results of 91 days. Selling, general and administrative expenses per day declined 4.3% for the three months ended June 30, 2016 to the three months ended June 30, 2015. This decrease was primarily driven by lower employee costs and lower consulting costs as a result of execution on key productivity and cost management initiatives. These decreases were partially offset by increased depreciation and amortization expense as a result of the fair value step up in assets associated with the Business Combination in the current period.

Transaction related costs

We incurred transaction related costs of $15.9 million in the three months ended June 30, 2016. These costs were primarily related to legal and consulting costs incurred in the Business Combination.

Other income

Other income for the three months ended June 30, 2015 was $8.4 million and was mainly due to a gain of $8.0 million recorded in connection with the release of escrow funds from a previous acquisition in the second quarter of fiscal year 2015.

Interest expense, net

Interest expense, net for the three months ended June 30, 2016 was $2.9 million due to the new debt acquired in connection with the Business Combination, along with the amortization of the costs associated with issuing the debt. Interest expense, net for the three months ended June 30, 2015 was $16.2 million primarily related to the Predecessor debt, along with the amortization of the costs associated with issuing the debt. The decrease in interest expense, net was primarily due to comparing periods that include operating results for a 22-day period to one consisting of 91 days.

Income tax expense

Income tax benefit for the three months ended June 30, 2016 was $1.3 million and is directly attributable to the loss incurred from continuing operations. Successor and Predecessor income taxes are generally not comparable as the Predecessor was organized as a limited liability company and taxed as a partnership for U.S. income tax purposes. Predecessor income tax expense for the three months ended June 30, 2015 was $1.8 million and primarily attributable to foreign income tax expense on profitable foreign operations.

April 1 Through June 8, 2016 (Predecessor) compared with Three Months Ended June 30, 2015 (Predecessor)

	Predecessor	Predecessor			% of Sales and Operating Revenues For
	April 1 Through June 8,	Three Months Ended June 30,	Period Over Period Favorable (Unfavorable)		April 1 Through June 8,	Three Months Ended June 30,
(in millions)	2016	2015	$ Change	% Change	2016	2015
Sales and operating revenues
Chemicals	$298.7	$482.6	$(183.9)	(38.1)%	45.9%	48.8%
Plastics	329.8	477.4	(147.6)	(30.9)%	50.7%	48.3%
Other	21.7	28.8	(7.1)	(24.7)%	3.4%	2.9%
Total sales and operating revenues	$650.2	$988.8	$(338.6)	(34.2)%	100.0%	100.0%

Gross profit
Chemicals	$38.8	$59.9	$(21.1)	(35.2)%	13.0%	12.4%
Plastics	32.2	44.8	(12.6)	(28.1)%	9.8%	9.4%
Other	4.4	6.6	(2.2)	(33.3)%	20.3%	22.9%
Total gross profit	$75.4	$111.3	$(35.9)	(32.3)%	11.6%	11.3%

Selling, general and administrative expenses	$57.5	$82.9	$25.4	30.6%	8.8%	8.4%
Transaction related costs	26.1	—	(26.1)	*	4.0%	—%
Operating income (loss)	(8.2)	28.4	(36.6)	(128.9)%	(1.3)%	2.9%
Other income	0.3	8.4	(8.1)	(96.4)%	—%	0.8%
Interest expense, net	(11.2)	(16.2)	5.0	30.9%	(1.7)%	(1.6)%
Income (loss) from continuing operations before income taxes	(19.1)	20.6	(39.7)	(192.7)%	(2.9)%	2.1%
Income tax expense	1.1	1.8	0.7	38.9%	0.2%	0.2%
Net income (loss)	$(20.2)	$18.8	$(39.0)	(207.4)%	(3.1)%	1.9%

*      Not meaningful

Sales and operating revenues

Sales and operating revenues from April 1, 2016 through June 8, 2016 decreased $338.6 million, or 34.2% as compared to the three months ended June 30, 2015. The decrease in revenues was primarily attributable to comparing periods that include the Predecessor operating results for a 69-day period as compared to operating results of 91 days. Additionally, declines in revenue were driven by lower sales per shipping day and lower average selling prices in both our Chemicals and Plastics businesses as a result of the decline in oil and other commodity prices, as well as weaker industrial demand during the current period.

Chemicals

Sales and operating revenues for the Chemicals line of business from April 1, 2016 through June 8, 2016 compared to the three months ended June 30, 2015 decreased $183.9 million, or 38.1%. Revenues decreased due to comparing periods that include the Predecessor’s operating results for a 69-day period as compared to operating results of 91 days. Sales per shipping day decreased 17.9% as average selling prices declined driven by lower oil and commodity prices. Additionally, certain suppliers have elected to supply customers directly.

Plastics

Sales and operating revenues for the Plastics line of business from April 1, 2016 through June 8, 2016 decreased $147.6 million, or 30.9% as compared to the three months ended June 30, 2015. Revenues decreased due to comparing periods that include the Predecessor’s operating results for a 69-day period as compared to operating results of 91 days. Sales per shipping day declined 8.4% due to average selling prices decline as a result of lower oil and other commodity prices as well as weaker industrial demand.

Other

Sales and operating revenues for the Other segment from April 1, 2016 through June 8, 2016 as compared to the three months ended June 30, 2015 decreased $7.1 million, or 24.7%. The decrease in revenues was primarily due to comparing periods that include the Predecessor’s operating results for a 69-day period as compared to operating results of 91 days.

Gross profit

Gross profit declined $35.9 million for the period April 1, 2016 through June 8, 2016 compared to the three months ended June 30, 2015. The decrease in gross profit was primarily due to comparing periods that include the acquired business’ operating results for 69-day period to operating results of 91 days. Gross profit as a percentage of sales from April 1, 2016 through June 8, 2016 was 11.6% as compared to 11.3% for the three months ended June 30, 2015. This increase was primarily attributable to the positive impact in the current period of certain profitability initiatives and improved product mix.

Chemicals

Gross profit declined $21.1 million for the period April 1, 2016 through June 8, 2016 compared to the three months ended June 30, 2015. The decrease in gross profit was primarily due to comparing periods that include the acquired business’ operating results for 69-day period to operating results of 91 days. Gross profit as a percentage of sales for the Chemicals line of business from April 1, 2016 through June 8, 2016 was 13.0% as compared to 12.4% for the three months ended June 30, 2015. The increase was primarily attributable to (i) our profitability initiatives, (ii) effective management of product costs in the deflationary environment and (iii) improved product mix.

Plastics

Gross profit declined $12.6 million for the period April 1, 2016 through June 8, 2016 compared to the three months ended June 30, 2015. The decrease in gross profit was primarily due to comparing periods that include the acquired business’ operating results for 69-day period to operating results of 91 days. Gross profit as a percentage of sales for the Plastics line of business from April 1, 2016 through June 8, 2016 was 9.8% as compared to 9.4% for the three months ended June 30, 2015. The increase was primarily the result of the continued impact of certain profitability initiatives that are helping to reduce the impact of the price compression and volume declines we are experiencing and improved product mix.

Other

Gross profit declined $2.2 million for the period April 1, 2016 through June 8, 2016 compared to the three months ended June 30, 2015. The decrease in gross profit was primarily due to comparing periods that include the acquired business’ operating results for 69-day period to operating results of 91 days. Gross profit as a percentage of sales for the Other segment from April 1, 2016 through June 8, 2016 was 20.3% as compared to 22.9% for the three months ended June 30, 2015. The decrease was primarily due to lower margins on recycled materials and some price compression associated with a competitive market.

Selling, general and administrative expenses

Selling, general and administrative expenses for the period from April 1, 2016 through June 8, 2016 decreased by $25.4 million or 30.6% compared to the three months ended June 30, 2015. This decrease was primarily attributable to comparing periods that include the acquired business’ operating results for a 69-day period to operating results of 91 days. Selling, general and administrative expenses per day for the period from April 1, 2016 through June 8, 2016 decreased by approximately 8.6% compared to the three months ended June 30, 2015. This decrease was primarily due to lower employee costs and lower consulting costs as a result of execution on key productivity and cost management initiatives.

Transaction related costs

We incurred transaction related costs of $26.1 million from April 1, 2016 through June 8, 2016. These costs were primarily related to legal and consulting costs incurred in the Business Combination, and the success fee of $9.9 million paid to TPG upon consummation of the Business Combination.

Other income

Other income from April 1, 2016 through June 8, 2016 as compared to the three months ended June 30, 2015 decreased $8.1 million. The Company had recognized a gain in the three months ended June 30, 2015 of $8.0 million related to the release of funds initially placed in escrow in connection with a previous acquisition.

Interest expense, net

Interest expense, net from April 1, 2016 through June 8, 2016 decreased $5.0 million, or 30.9% as compared to the three months ended June 30, 2015. Interest expense, net is primarily related to the Predecessor debt, along with the amortization of the costs associated with issuing the debt. The decrease in interest expense, net was primarily due to comparing periods that include operating results for a 69-day period as compared to operating results of 91 days.

Income tax expense

Income tax expense from April 1, 2016 through June 8, 2016 was $1.1 million and attributable to income tax expense on profitable foreign operations, primarily Puerto Rico and EMEA. Income tax expense for the three months ended June 30, 2015 was $1.8 million and largely attributable to foreign income tax expense on profitable foreign operations.

Nine Months Ended June 30, 2016 (Successor) compared with Nine Months Ended June 30, 2015 (Predecessor)

The Successor period includes operating results from June 9, 2016 through June 30, 2016 of the acquired business’ and the full nine months ended June 30, 2016 of WLRH’s operating results, whereas, the predecessor period represents the full nine months ended June 30, 2015 of the Predecessor’s operating results.

	Successor	Predecessor
	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015	Period Over Period Favorable (Unfavorable)		% of Sales and Operating Revenues For the Nine Months Ended June 30,
(in millions)			$ Change	% Change	2016	2015
Sales and operating revenues
Chemicals	$94.2	$1,503.9	$(1,409.7)	(93.7)%	44.0%	49.8%
Plastics	109.9	1,429.6	(1,319.7)	(92.3)%	51.3%	47.3%
Other	10.2	85.8	(75.6)	(88.1)%	4.7%	2.9%
Total sales and operating revenues	$214.3	$3,019.3	$(2,805.0)	(92.9)%	100.0%	100.0%

Gross profit
Chemicals	$9.6	$168.1	$(158.5)	(94.3)%	10.2%	11.2%
Plastics	6.7	113.3	(106.6)	(94.1)%	6.1%	7.9%
Other	2.5	21.1	(18.6)	(88.2)%	24.5%	24.6%
Total gross profit	$18.8	$302.5	$(283.7)	(93.8)%	8.8%	10.0%

Selling, general and administrative expenses	$19.2	$248.5	$229.3	92.3%	9.0%	8.2%
Transaction related costs	18.0	0.1	(17.9)	*	8.4%	*
Change in fair value related to contingent consideration obligations	(2.3)	—	2.3	*	(1.1)%	*
Operating income (loss)	(16.1)	53.9	(70.0)	(129.9)%	(7.5)%	1.8%
Other income	—	9.1	(9.1)	(100.0)%	—%	0.3%
Net interest expense	(2.3)	(48.8)	46.5	95.3%	(1.1)%	(1.6)%
Income (loss) before income taxes	(18.4)	14.2	(32.6)	(229.6)%	(8.6)%	0.5%
Income tax expense (benefit)	(1.3)	2.7	4.0	148.1%	(0.6)%	0.1%
Net income (loss) from continuing operations	(17.1)	11.5	(28.6)	(248.7)%	(8.0)%	0.4%
Net loss from discontinued operations, net of tax	—	(0.8)	0.8	100.0%	—%	*
Net income (loss)	$(17.1)	$10.7	$(27.8)	259.8%	(8.0)%	0.4%

*      Not meaningful

Sales and operating revenues

Sales and operating revenues for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015 decreased $2,805.0 million or 92.9%. This decrease was primarily attributable to comparing periods that include the acquired business’ operating results for a 22-day period as compared to operating results of 273 days. Additionally, declines in revenue were driven by lower sales per shipping day and lower average selling prices in both our Chemicals and Plastics businesses as a result of the decline in oil and other commodity prices during the current period, as well as, weaker industrial demand.

Chemicals

Sales and operating revenues for the Chemicals line of business for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015 decreased $1,409.7 million or 93.7%. The decrease was primarily attributable to comparing periods that include the acquired business’ operating results for a 22-day period as compared to operating results of 273 days. Sales per shipping day declined 23.7% as average selling prices declined as a result of lower oil and commodity prices. Additionally, certain suppliers have elected to supply customers directly.

Plastics

Sales and operating revenues for the Plastics line of business for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015 decreased $1,319.7 million or 92.3%. The revenue decrease was primarily attributable to comparing periods that include the acquired business’ operating results for a 22-day period as compared to operating results of 273 days. Sales per shipping day decreased 6.3% as average selling prices declined due to lower oil and other commodity prices as well as weaker industrial demand.

Other

Sales and operating revenues for the Other segment for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015 decreased $75.6 million or 88.1%. The decrease in revenues was primarily due to comparing periods that include the acquired business’ operating results for a 22-day period as compared to operating results of 273 days.

Gross Profit

Gross profit declined $283.7 million for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015. The decrease in gross profit was primarily due to comparing periods that include the acquired business’ operating results for 22-day period to operating results of 273 days. Gross profit as a percentage of sales for the nine months ended June 30, 2016 was 8.8% as compared to 10.0% for the nine months ended June 30, 2015. This decrease was attributable to the realization of $6.9 million associated with half of the inventory step up recorded due to the Business Combination.

Chemicals

Gross profit declined $158.5 million for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015. The decrease in gross profit was primarily due to comparing periods that include the acquired business’ operating results for 22-day period to operating results of 273 days. Gross profit as a percentage of sales for the Chemicals line of business for the nine months ended June 30, 2016 was 10.2% as compared to 11.2% for the nine months ended June 30, 2015. The decrease was attributable to the realization of $3.0 million related to half of the inventory step up recorded due to the Business Combination.

Plastics

Gross profit declined $106.6 million for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015. The decrease in gross profit was primarily due to comparing periods that include the acquired business’ operating results for 22-day period to operating results of 273 days. Gross profit as a percentage of sales for the Plastics line of business for the nine months ended June 30, 2016 was 6.1% as compared to 7.9% for the nine months ended June 30, 2015. The decrease was primarily attributable to the realization of $3.9 million related to half of the inventory step up recorded due to the Business Combination.

Other

Gross profit declined $18.6 million for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015. The decrease in gross profit was primarily due to comparing periods that include the acquired business’ operating results for 22-day period to operating results of 273 days. Gross profit as a percentage of sales for the Other segment for the nine months ended June 30, 2016 was 24.5% as compared to 24.6% for the nine months ended June 30, 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended June 30, 2016 decreased $229.3 million or 92.3% compared to the nine months ended June 30, 2015. The decrease was primarily attributable to comparing periods that include the acquired business’ operating results for a 22-day period as compared to operating results of 273 days. Selling, general and administrative expenses per day for the nine months ended June 30, 2016 decreased approximately 4.6% compared to the nine months ended June 30, 2015. This decrease was driven primarily by lower employee and consulting costs as a result of execution on key productivity and cost management initiatives. This decrease was partially offset by increased depreciation and amortization expense as a result of the fair value step up in assets associated with the Business Combination in the current period.

Transaction related costs

We incurred $18.0 million in transaction related costs for the nine months ended June 30, 2016. These costs were primarily related to legal and consulting costs incurred in the Business Combination.

Other income

Other income for the nine months ended June 30, 2015 was $9.1 million and was mainly due to a gain of $8.0 million recorded in connection with the release of escrow funds from a previous acquisition in the second quarter of fiscal year 2015.

Interest expense, net

Interest expense, net for the nine months ended June 30, 2016 was $2.3 million and is primarily related to the new debt acquired due to the Business Combination, along with the amortization of the costs associated with issuing the debt. Interest expense, net for the nine months ended June 30, 2015 was $48.8 million and is primarily related to the Predecessor debt, along with the amortization of the costs associated with issuing the debt. The decrease was primarily due to comparing periods that include operating results for a 22-day period as compared to operating results of 273 days.

Income tax expense

Income tax benefit for the nine months ended June 30, 2016 was $1.3 million and is directly attributable to the loss incurred from continuing operations. Successor and Predecessor income taxes are generally not comparable as the Predecessor was organized as a limited liability company and taxed as a partnership for U.S. income tax purposes. Predecessor income tax expense for the nine months ended June 30, 2015 was $2.7 million and primarily attributable to foreign income tax expense on profitable foreign operations.

October 1, 2015 Through June 8, 2016 (Predecessor) compared with Nine Months Ended June 30, 2015 (Predecessor)

	Predecessor	Predecessor			% of Sales and Operating Revenues For
	October 1, 2015 Through June 8, 2016	Nine Months Ended June 30, 2015	Period Over Period Favorable (Unfavorable)		October 1, 2015 Through June 8, 2016	Nine Months Ended June 30, 2015
(in millions)			$ Change	% Change
Sales and operating revenues
Chemicals	$1,066.4	$1,503.9	$(437.5)	(29.1)%	45.6%	49.8%
Plastics	1,192.2	1,429.6	(237.4)	(16.6)%	50.9%	47.3%
Other	81.5	85.8	(4.3)	(5.0)%	3.5%	2.9%
Total sales and operating revenues	$2,340.1	$3,019.3	$(679.2)	(22.5)%	100.0%	100.0%

Gross profit
Chemicals	$136.2	$168.1	$(31.9)	(19.0)%	12.8%	11.2%
Plastics	117.6	113.3	4.3	3.8%	9.9%	7.9%
Other	18.1	21.1	(3.0)	(14.2)%	22.2%	24.6%
Total gross profit	$271.9	$302.5	$(30.6)	(10.1)%	11.6%	10.0%

Selling, general and administrative expenses	$208.9	$248.5	$39.6	15.9%	8.9%	8.2%
Transaction related costs	33.4	0.1	(33.3)	*	1.4%	*
Operating income	29.6	53.9	(24.3)	(45.1)%	1.3%	1.8%
Other income	2.9	9.1	(6.2)	(68.1)%	0.1%	0.3%
Net interest expense	(42.2)	(48.8)	6.6	13.5%	(1.8)%	(1.6)%
Income (loss) before income taxes	(9.7)	14.2	(23.9)	(168.3)%	(0.4)%	0.5%
Income tax expense	4.2	2.7	(1.5)	(55.6)%	0.2%	0.1%
Net income (loss) from continuing operations	(13.9)	11.5	(25.4)	(220.9)%	(0.6)%	0.4%
Net income (loss) from discontinued operations, net of tax	0.1	(0.8)	0.9	112.5%	—%	*
Net income (loss)	$(13.8)	$10.7	$(24.5)	229.0%	(0.6)%	0.4%

*      Not meaningful

Sales and operating revenues

Sales and operating revenues from October 1, 2015 through June 8, 2016 as compared to the nine months ended June 30, 2015 decreased $679.2 million, or 22.5%. This decrease was primarily attributable to comparing periods that include the acquired business’ operating results for a 252-day period as compared to operating results of 273 days. Additionally, declines in revenue were driven by lower sales per shipping day and lower average selling prices in both our Chemicals and Plastics businesses as a result of the decline in oil and other commodity prices during the current period as well as weaker industrial demand.

Chemicals

Sales and operating revenues for the Chemicals line of business from October 1, 2015 through June 8, 2016 as compared to the nine months ended June 30, 2015 decreased $437.5 million or 29.1%. The decrease was primarily attributable to comparing periods that include the Predecessor’s operating results for a 252-day period as compared to operating results of 273 days. Sale per shipping day declined 23.2% as average selling prices declined as a result of lower oil and commodity prices. Additionally, certain suppliers elected to supply customers directly.

Plastics

Sales and operating revenues for the Plastics line of business from October 1, 2015 through June 8, 2016 as compared to the nine months ended June 30, 2015 decreased $237.4 million or 16.6%. The revenue decrease was primarily attributable to comparing periods that include the Predecessor’s operating results for a 252-day period as compared to operating results of 273 days. Sales per shipping day decreased 9.7% as average selling prices declined due to lower oil and other commodity prices as well weaker industrial demand.

Other

Sales and operating revenues for the Other segment from October 1, 2015 through June 8, 2016 as compared to the nine months ended June 30, 2015 decreased $4.3 million or 5.0%. The decrease in revenues was primarily due to comparing periods that include the Predecessor’s operating results for a 252-day period as compared to operating results of 273 days. Sales per shipping day increased 2.9% due to new customer acquisitions as well as expanded operations with existing customers.

Gross Profit

Gross profit declined $30.6 million for the period from October 1, 2015 through June 8, 2016 compared to the nine months ended June 30, 2015. The decrease in gross profit was primarily due to comparing periods that include the acquired business’ operating results for 252-day period to operating results of 273 days. Gross profit as a percentage of sales from October 1, 2015 through June 8, 2016 was 11.6% as compared to 10.0% for the nine months ended June 30, 2015. This increase was primarily attributable to the positive impact in the current period of (i) certain profitability initiatives, (ii) improved product mix and (iii) the decrease in cost of sales and operating expenses driven by the execution of cost saving efforts, including better utilization of our private fleet, better management of certain warehouse costs and other operating improvements and lower costs for certain products, particularly commodities.

Chemicals

Gross profit declined $31.9 million for the period from October 1, 2015 through June 8, 2016 compared to the nine months ended June 30, 2015. The decrease in gross profit was primarily due to comparing periods that include the acquired business’ operating results for 252-day period to operating results of 273 days. Gross profit as a percentage of sales for the Chemicals line of business from October 1, 2015 through June 8, 2016 was 12.8% as compared to 11.2% for the nine months ended June 30, 2015. The increase was primarily attributable to the positive impact during the current period of (i) our profitability initiatives, (ii) effective management of product costs in the deflationary environment, (iii) improved product mix and (iv) the continued execution of cost saving efforts including better utilization of our private fleet, better management of certain warehouse costs and other operating improvements.

Plastics

Gross profit increased $4.3 million for the period from October 1, 2015 through June 8, 2016 compared to the nine months ended June 30, 2015. Gross profit as a percentage of sales for the Plastics line of business from October 1, 2015 through June 8, 2016 was 9.9% as compared to 7.9% for the nine months ended June 30, 2015. The increase was primarily the result of the continued impact of certain profitability initiatives that are helping to reduce the impact of the price compression and volume declines we are experiencing, improved product mix and the decrease in operating expenses that resulted from the continued execution of cost saving efforts including better utilization of our private fleet, better management of certain warehouse costs and other operating improvements.

Other

Gross profit decreased $3.0 million for the period from October 1, 2015 through June 8, 2016 compared to the nine months ended June 30, 2015. The decrease in gross profit was primarily due to comparing periods that include the acquired business’ operating results for 252-day period to operating results of 273 days. Gross profit as a percentage of sales for the Other segment from October 1, 2015 through June 8, 2016 was 22.2% as compared to 24.6% for the nine months ended June 30, 2015. The decrease was primarily due to higher costs related to new and expanded operations coupled with lower margins on recycled materials as the result of a decline in market value of the materials and some price compression associated with a competitive market.

Selling, general and administrative expenses

Selling, general and administrative expenses for the period from October 1, 2015 through June 8, 2016 decreased from October 1, 2015 through June 8, 2016 decreased $39.6 million or 15.9% compared to the nine months ended June 30, 2015. This decrease was primarily attributable to comparing periods that include the acquired business’ operating results for a 252-day period as compared to operating results of 273 days. Selling, general and administrative expenses per day for the period from October 1, 2015 through June 8, 2016 decreased by approximately 8.9% compared to the nine months ended June 30, 2015. This decrease was primarily driven by lower employee and consulting costs as a result of execution on key productivity and cost management initiatives.

Transaction related costs

We incurred $33.4 million in transaction related costs from October 1, 2015 through June 8, 2016. These costs were primarily related to legal and consulting costs incurred in the Business Combination.

Other income

Other income from October 1, 2015 through June 8, 2016 was $2.9 million and was primarily due to a gain of $2.0 million in the sale of old private fleet tractors that were replaced with tractors under the Ryder Lease and a $0.6 million gain on the repurchase of $9.5 million of Notes. See Notes 5 and 7 to our condensed consolidated financial statements. Other income for the nine months ended June 30, 2015 was $9.1 million and mainly due to a gain of $8.0 million recorded in connection with the release of escrow funds from a previous acquisition in the second quarter of fiscal year 2015.

Interest expense, net

Interest expense, net from October 1, 2015 through June 8, 2016 and nine months ended June 30, 2015 was $42.2 million and $48.8 million, respectively. Interest expense, net is primarily related to the Predecessor debt, along with the amortization of the costs associated with issuing the debt. The decrease was primarily due to comparing periods that include operating results for a 252-day period as compared to operating results of 273 days.

Income tax expense

Income tax expense from October 1, 2015 through June 8, 2016 was $4.2 million and attributable to income tax expense on profitable foreign operations, primarily Canada, EMEA, Puerto Rico and Mexico. Income tax expense for the nine months ended June 30, 2015 was $2.7 million and largely attributable to foreign income tax expense on profitable foreign operations.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under our New ABL Facility. Cash flows generated from our operations are influenced by seasonal patterns of our business and other timing circumstances that can result in increases or decreases in working capital requirements for any given period during the course of our fiscal year. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on purchasing and distributing chemical and plastic materials. Additionally, our ability to generate cash flows in the normal course of business can be significantly influenced by changing global and regional macroeconomic conditions. Borrowing availability under our New ABL Facility is subject to a borrowing base generally comprised of eligible inventory, accounts receivable and cash and cash equivalents held in certain accounts and certain of its subsidiaries. Our availability under the New ABL Facility is, therefore, potentially subject to fluctuations, depending on the value of the eligible assets in the borrowing base on a given valuation date. An inability to borrow under the New ABL Facility may adversely affect our liquidity, results of operations and financial condition.

Our operating cash requirements consist principally of inventory purchases, trade credit extended to customers, labor, occupancy costs and delivery and transportation costs. Non-operating cash requirements include debt service requirements, acquisition-related costs, capital expenditures and investor tax payments.

Capital Expenditures

Cash capital expenditures for the nine months ended June 30, 2016 for the Successor and from October 1, 2015 through June 8, 2016 for the Predecessor were $1.4 million and $14.2 million, respectively, and related primarily to facility improvements and information technology investments. We expect our aggregate capital expenditures for the remaining fiscal year 2016 (excluding acquisitions and assets acquired via capital leases) to be approximately $10.0 million. These expenditures are expected to be primarily related to fixed asset replacements, improvements to our information technology infrastructure and additions of equipment and vehicles.

The Predecessor took delivery of 106 tractors under the Ryder Lease during the period from October 1, 2015 through June 8, 2016, and made capital lease payments of $2.9 million. The Successor made capital lease payments of $0.4 million during the nine months ended June 30, 2016. In connection with the delivery of these tractors, $13.9 million of equipment cost and corresponding capital lease obligations were reflected in the condensed consolidated financial statements of the Predecessor. The initial total equipment cost and corresponding capital lease obligations associated with the Ryder Lease are expected to be $25.9 million. We are permitted to terminate the lease of an individual tractor on the anniversary of its delivery date, provided that certain conditions are met.  In the event we terminate the lease of an individual tractor in accordance with the terms of the Ryder Lease, we may elect to purchase the individual tractor at a predetermined residual value or return the tractor to Ryder, subject to an adjustment based on the then-current market value of the individual tractor. See Note 5 to our condensed consolidated financial statements.

In March 2016, the Predecessor entered into a lease agreement for a new facility in Montgomery, Illinois. The lease has a term of 15 years, with annual payments beginning at $1.1 million per year. This lease agreement will be accounted for as a capital lease, and we expect to begin the lease term in November 2016. See Note 5 to our condensed consolidated financial statements.

Indebtedness

On June 9, 2016, we entered into the New ABL Facility which provides for asset-based secured credit financing. We also entered into the New Term Loan Facility, which allows us to draw secured term loan financing.

New Credit Facilities

New ABL Facility

The New ABL Facility provides for senior secured revolving credit financing including a U.S. Tranche of up to $505.0 million and a Canadian Tranche of up to the U.S. dollar equivalent of $40.0 million, and a FILO Tranche up to $30.0 million, subject, in each case, to availability under the respective borrowing bases. Other than during the existence of an event of default, the size of the Canadian Tranche or the U.S. Tranche may be increased or decreased with a corresponding decrease or increase, respectively, in the Canadian Tranche or U.S. Tranche, at the beginning of each quarter, at our option, provided that the aggregate of the Revolving Commitment Increases (as defined in the New ABL Facility) shall not exceed $175.0 million. The New ABL Facility includes a letter of credit subfacility, which permits up to $200.0 million of letters of credit under the U.S. Tranche (which may be denominated in U.S. dollars, euros or other currencies approved by the administrative agent and the issuing bank) and up to the U.S. dollar equivalent of $10.0 million of letters of credit under the Canadian Tranche (which may be denominated in CAD only). The New ABL Facility also contains a FILO Tranche to include a $30.0 million initial aggregate amount.

Fees paid to the lenders in connection with the New ABL Facility totaled $6.8 million and were recorded as debt issuance costs in Other non-current assets on the condensed consolidated balance sheets to be amortized as interest expense over the remaining term of the New ABL Facility.

At June 30, 2016, we had $131.1 million in borrowings outstanding under the New ABL Facility. Interest expense related to the New ABL Facility, excluding amortization of debt issuance costs, was $0.4 million and for the three and nine months ending June 30, 2016.

New Term Loan Facility

The New Term Loan Facility provides senior secured debt financing in an aggregate principal amount of up to $655.0 million and the right, at our option, to request additional tranches of term loans in an aggregate principal amount, when included with any incremental borrowings issued under the New ABL Facility, amount up to $175.0 million, plus unlimited additional amounts such that the aggregate principal amount of indebtedness outstanding at any one time does not cause the consolidated net senior secured leverage ratio, calculated on a pro forma basis, to exceed 4.1 to 1.0. Availability of such additional tranches of term loans are subject to the absence of any default, and among other things, the receipt of commitments by existing or additional financial institutions. Proceeds of $651.7 million, net of discount of $3.3 million were received in connection with the New Term Loan Facility.

At June 30, 2016, we had $655.0 million in borrowings outstanding under the New Term Loan Facility. We are required to make early principal payments on an annual basis, commencing with the fiscal year ended September 30, 2017, if cash flows for the year, as defined in the agreement, exceed certain levels specified in the agreement. Interest expense related to the New Term Loan Facility, excluding original issue discount amortization and amortization of debt issuance costs, was $2.1 million for the three and nine months ended June 30, 2016.

Fees paid to the lenders in connection with the New Term Loan Facility totaled $18.5 million and were recorded as a reduction of the debt balance to be amortized as interest expense over the remaining term of the New Term Loan Facility.

We were in compliance at June 30, 2016 with all covenants on the New Credit Facilities.

Predecessor Credit Facilities

In addition to cash flows generated from its operations, the Predecessor’s sources of liquidity included borrowings under the Predecessor Credit Facilities. The Predecessor’s ABL Facility was scheduled to mature on July 11, 2017 and the Predecessor Term Loan Facility was scheduled to mature on September 9, 2017. As of the Closing Date, the Predecessor was in compliance with the covenants of the Predecessor Credit Facilities. In connection with the completion of the Business Combination, a principal payment of $617.5 million was made and all of the Predecessor’s outstanding indebtedness and other obligations under the Predecessor Credit Facilities were fully discharged.

Predecessor Senior Subordinated Notes due 2018

The Notes were scheduled to mature on March 1, 2018. As of the Closing Date, the Predecessor was in compliance with the covenants of the indenture governing the Notes.

Effective as of the Closing Date, the Issuers redeemed all of the approximately $149.7 million principal amount of the Notes outstanding at a redemption price equal to 100% of the principal amount (plus accrued and unpaid interest up to, but not including the Closing Date). The Issuers had previously notified the holders of the Notes that they had elected to redeem the Notes on the Closing Date. The Issuers and the guarantors under the Notes have been released from their respective obligations under the Notes and the Indenture governing the Notes, effective as of the Closing Date.

Liquidity

The following table summarizes our liquidity position as of June 30, 2016 and September 30, 2015:

	Successor	Predecessor
	June 30, 2016	September 30, 2015
Cash and cash equivalents	$38.6	$127.7
Predecessor ABL Facility availability	—	321.4
New ABL Facility availability	125.2	—
Total liquidity	$163.8	$449.1

Cash and Cash Equivalents

At June 30, 2016, we had $35.4 million of cash and cash equivalents held by foreign subsidiaries, $33.0 million of which was denominated in currencies other than the U.S. dollar, primarily in euros and RMB. At June 30, 2016, we had $8.9 million in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from the SAFE. We do not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents.

New ABL Facility

Under our New ABL Facility, if as of any date of determination when Trigger Event Excess Availability (as defined in the New ABL Facility agreement) is below certain thresholds or upon certain defaults, the ABL Borrowers will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent, which will be used to repay outstanding loans and cash collateralized letters of credit. At June 30, 2016, Trigger Event Excess Availability under our New ABL Facility was $125.2 million, which was $84.9 million in excess of the $40.3 million threshold that would trigger the foregoing requirements. The availability under the New ABL Facility is currently capped at $300.0 million until certain lender reporting requirements are satisfied, which are expected to be completed by the end of the current fiscal year.

Based on current and anticipated levels of operations, capital spending projections and conditions in our markets, we believe that cash on hand, together with cash flows from operations and borrowings available under the New ABL Facility, are adequate to meet our working capital and capital expenditure needs as well as any debt service and other cash requirements for at least twelve months.

In addition to operating and non-operating cash requirements previously described, our longer-term liquidity needs are primarily related to our final maturity debt payments due in 2021 and 2023. Depending on market conditions and other factors, we may also consider alternative financing options, including, but not limited to, issuance of equity, issuance of new debt or refinancing of our existing debt obligations.

Cash Flows

The following table sets forth the major categories of our cash flows for the nine months ended June 30, 2016 for the Successor, October 1, 2015 to June 8, 2016 for the Predecessor and nine months ended June 30, 2015 for the Predecessor.

Major Categories of Cash Flows

	Successor	Predecessor	Predecessor
(in millions)	Nine Months Ended June 30, 2016	October 1, 2015 Through June 8, 2016	Nine Months Ended June 30, 2015
Net cash provided by (used in) operating activities from continuing operations	$(30.0)	$69.5	$93.6
Net cash provided by (used in) operating activities from discontinued operations	—	0.1	(0.6)
Net cash provided by (used in) operating activities	(30.0)	69.6	93.0
Net cash provided by (used in) investing activities	139.1	(11.8)	(25.0)
Net cash used in financing activities	(70.7)	(121.5)	(65.4)
Effect of exchange rate changes on cash and cash equivalents	—	0.3	(1.8)
Increase (decrease) in cash and cash equivalents	38.4	(63.4)	0.8
Cash and cash equivalents at the beginning of period	0.2	127.7	88.2
Cash and cash equivalents at the end of period	$38.6	$64.3	$89.0

Nine Month Period ended June 30, 2016 (Successor) Compared with Period October 1, 2015 to June 8, 2016 (Predecessor)

Cash flows from operating activities

Net cash used in operating activities for the nine months ended June 30, 2016 for the Successor was $30.0 million, based on a 22-day operating period. Net loss from continuing operations of $17.1 million, adjusted for significant non-cash items such as depreciation and amortization expenses, debt issuance costs, transaction costs paid in stock, equity based compensation, and changes relating to contingent consideration liabilities, collectively totaling $12.9 million, resulted in $4.2 million of cash outflow from continuing operations during the nine months ended June 30, 2016. Additionally, cash flow from continuing operations was negatively impacted by an increase in accounts and notes receivable of $6.0 million, an increase in inventories of $7.0 million, a decrease in accounts payable of $27.3 million and decrease in accrued expenses and other liabilities of $2.6 million, partially offset by attributable to the decrease in other current assets of $2.8 million and a decrease in other assets and liabilities of $0.3 million.

Net cash provided by operating activities for the period October 1 through June 8, 2016 for the Predecessor was $69.5 million, based on a 252-day operating period. Net loss from continuing operations of $13.9 million, adjusted for significant non-cash items such as depreciation and amortization expenses, debt issuance costs, bad debt, equity based compensation, deferred income taxes, gain on the sale of property and equipment and gain on debt extinguishment, collectively totaling $46.2 million, resulted in $32.3 million of cash inflow from continuing operations for the period October 1, 2015 through June 8, 2016. Additionally, cash flow from continuing operations was positively impacted by a decrease in accounts and notes receivable of $34.4 million, increase in accounts payable of $13.4 million and a decrease in inventory of $8.4 million. These amounts were offset by a decrease in accrued expenses and other liabilities of $9.7 million and a change in other current assets and other operating assets and liabilities of $9.0 million.

Cash flows from investing activities

Investing activities provided $139.1 million for the nine months ended June 30, 2016 for the Successor, primarily due to withdrawing $501.1 million from the trust account offset by the cash paid to effect the Business Combination, net of cash acquired of $360.6 million and the additions of property and equipment of $1.4 million mainly related to facility improvements, additional information technology investments and vehicle additions.

Investing activities used $11.8 million for the period October 1, 2015 through June 8, 2016 for the Predecessor, primarily due to capital expenditures of $14.2 million through the period mainly related to facility improvements, additional information technology investments and vehicle additions. These expenditures were partially offset by net proceeds from the sale of assets of $2.4 million.

Cash flows from financing activities

Financing activities used $70.7 million of cash for the nine months ended June 30, 2016 for the Successor, primarily as a result of repaying Predecessor long-term debt of $767.3 million, repayment of long-term debt of $41.0 million and the payment of debt issuance costs of $25.3 million. These were offset by the issuance of long-term debt of $823.6 million and proceeds of short-term debt of $4.9 million. The Company also issued common stock as consideration for the Business Combination of $234.9 million and redeemed stock of $298.5 million.

Financing activities used $121.5 million for the period October 1, 2015 through June 8, 2016 for the Predecessor, primarily as a result of repaying long-term debt and capital leases of $417.3 million and the repayment of short-term debt of $17.1 million. These were offset by the issuance of long-term debt of $292.1 million and proceeds of short-term debt of $20.9 million.

Nine Month Period Ended June 30, 2016 (Successor) Compared to Nine Month Period Ended June 30, 2015 (Predecessor)

Cash flows from operating activities

Net cash used in operating activities for the nine months ended June 30, 2016 for the Successor was $30.0 million, based on a 22-day operating period. Net loss from continuing operations of $17.1 million, adjusted for significant non-cash items such as depreciation and amortization expenses, debt issuance costs, transaction costs paid in stock, equity based compensation, and changes relating to contingent consideration liabilities, collectively totaling $12.9 million, resulted in $4.2 million of cash outflow from continuing operations during the nine months ended June 30, 2016. Additionally, cash flow from continuing operations was negatively impacted by an increase in accounts and notes receivable of $6.0 million, an increase in inventories of $7.0 million, a decrease in accounts payable of $27.3 million and decrease in accrued expenses and other liabilities of $2.6 million, partially offset by attributable to the decrease in other current assets of $2.8 million and a decrease in other assets and liabilities of $0.3 million.

Net cash provided by operating activities from continuing operations for the nine months ended June 30, 2015 for the Predecessor was $93.6 million, based on a 273-day operating period. Net income from continuing operations of $11.5 million, adjusted for significant non-cash items such as depreciation and amortization expenses, debt issuance costs, provision for bad debt, inventory impairment and deferred income taxes, collectively totaling $50.0 million, resulted in $61.5 million of cash inflow from continuing operations during the nine months ended June 30, 2015. Additionally, cash flow from continuing operations was positively impacted by a decrease in accounts and notes receivable of $77.3 million, partially offset by $59.2 million, attributable to a decrease in accounts payable and accrued expenses. The decrease in accounts and notes receivable was driven primarily by lower sales volumes experienced during the current period as well as timing of collections at period end. There have been no significant changes in billing terms or collection processes during the current period. Certain customers of Nexeo Plaschem are allowed to remit payment during a period of time ranging from 30 days up to nine months and these receivables, which are supported by banknotes issued by large banks in China on behalf of these customers, totaled $5.5 million at June 30, 2015. There was a decrease in inventory of $10.9 million during the nine months ended June 30, 2015, which reflects the impact of lower prices for inventory purchases as well as improved inventory management. Additionally, there was a decrease in other current assets of $6.5 million partially due to a reduction in inventory prepayments.

Cash flows from investing activities

Investing activities provided $139.1 million for the nine months ended June 30, 2016 for the Successor, primarily due to withdrawing $501.1 million from the trust account offset by the $360.6 million paid to effect the Business Combination, net of cash acquired, and the additions of property and equipment of $1.4 million mainly related to facility improvements, additional information technology investments and vehicle additions.

Investing activities used $25.0 million for the nine months ended June 30, 2015 for the Predecessor, primarily due to capital expenditures of $27.3 million through the period mainly related to facility improvements, additional information technology investments and vehicle additions. These expenditures were partially offset by net proceeds from the sale of assets of $2.3 million.

Cash flows from financing activities

Financing activities used $70.7 million of cash for the nine months ended June 30, 2016 for the Successor, primarily as a result of repaying Predecessor long-term debt of $767.3 million, repayment of long-term debt of $41.0 million and the payment of debt issuance costs of $25.3 million. These were offset by the issuance of long-term debt of $823.6 million and proceeds of short-term debt of $4.9 million. The Company also issued common stock of $234.9 million and redeemed stock of $298.5 million.

Financing activities used $65.4 million of cash for the nine months ended June 30, 2015 for the Predecessor, primarily as a result of the purchase of the remaining equity interest in Nexeo Plaschem for $34.3 million. In addition, financing activities included net payments on the ABL Facility of $15.3 million, net payments of $10.7 million on short-term lines of credit available to Nexeo Plaschem and payments under the Term Loan Facility of $5.0 million.

Contractual Obligations and Commitments

As of June 30, 2016, amounts due under our contractual commitments were as follows:

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Short-term and long-term debt obligations (1)	$47.5	$13.1	$144.1	$622.2	$826.9
Estimated interest payments on long-term debt obligations (2)	38.4	77.3	76.5	66.8	259.0
Capital lease obligations (3)	7.5	13.6	13.5	29.9	64.5
Operating lease obligations (4)	15.5	20.7	10.7	8.0	54.9
Purchase obligations (5)	7.9	0.5	0.2	—	8.6
Employee benefit obligations	—	—	—	2.5	2.5
Contingent Consideration (6)	—	—	—	142.2	142.2
Total	$116.8	$125.2	$245.0	$871.6	$1,358.6

(1)
Short-term obligations primarily include the payment of $41.0 million outstanding under credit facilities available to Nexeo Plaschem. Long-term debt obligations include (i) the payment of $131.1 million in outstanding principal (as of June 30, 2016) under our New ABL Facility and (ii) the payment of $655.0 million in outstanding principal under our New Term Loan Facility. See Note 7 to our condensed consolidated financial statements.

(2)
Estimated interest payments include cash interest payments and estimated commitment fees on long-term debt obligations. Variable rate interest payments were estimated using interest rates as of June 30, 2016 held constant to maturity.

(3)
Capital lease obligations represent future payments on capital lease agreements, including lease payments on all tractors under the agreement entered into with Ryder in May 2015. The amounts above include executory costs of $2.1 million per year, for aggregate executory costs totaling $13.3 million. Additionally, the amounts include decreasing annual interest payments ranging from $1.2 million to $0.3 million, for aggregate interest payments totaling $5.2 million. We are permitted to terminate the lease of an individual tractor on the anniversary of its delivery date, provided that certain conditions are met. In the event the Company terminates the lease of an individual tractor in accordance with the terms of the Ryder Lease, the Company may elect to purchase the individual tractor at a predetermined residual value or return the tractor to Ryder, subject to an adjustment based on the then-current market value of the individual tractor. Amounts also include payments under the new facility lease in Montgomery, Illinois, expected to begin in the first quarter of fiscal year 2017. See Notes 5 and 7 to our condensed consolidated financial statements.

(4)
Operating lease obligations represent payments for a variety of facilities and equipment under non-cancellable operating lease agreements including office buildings, transportation equipment, warehouses and storage facilities and other equipment.

(5)
Purchase obligations are related to (i) certain IT-related contracts, (ii) non-cancellable equipment orders and (iii) estimated obligation costs to relocate employees or new hires in various U.S. locations, primarily in The Woodlands, Texas. The relocations are assumed to be completed within one year, although it is not practicable to establish definite completion dates for each employee’s relocation.

(6)
Liabilities for contingent consideration are related (i) to the TRA that we entered into with the Selling Equityholders and (ii) the Deferred Cash Consideration that will be paid to Selling Equityholders pursuant to the Merger Agreement. Due to the uncertainty regarding the timing of future cash flows associated with these liabilities, the amounts are currently included in the More than 5 Years column in the table above. See Note 3 and Note 9 to our condensed consolidated financial statements.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K, at June 30, 2016.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity and Product Price Risk

Our business model is to buy and sell products at current market prices in quantities approximately equal to estimated customer demand. Energy costs are a significant component of raw materials that are included in our product costs. Rising or volatile raw material prices for our suppliers, especially those of hydrocarbon derivatives, may cause our costs to increase or may result in volatility in our profitability. Although we do not speculate on changes in the prices of the products we sell, because we maintain inventories in order to serve the needs of our customers, we are subject to the risk of reductions in market prices for products we hold in inventory. We do not use derivatives to manage our commodity price risk because of the large number of products we sell and the large variety of raw materials used in the production of those products.  Inventory management practices are focused on managing product price risk by generally purchasing our inventories via our ERP system which helps us forecast customer demand based on historical practices. Global inventory balances can fluctuate based on variations in regional customer demand forecasts. We collaborate directly with customers in all regions to enhance the ongoing accuracy of these forecasts in order to reduce the number of days sales held in inventories, as well as to lower the amount of any slow moving and older inventories. In addition, we are generally able to pass on price increases to our customers, subject to market conditions, such as declining or otherwise volatile market prices for feedstocks, the presence of competitors in particular geographic and product markets and prevailing pricing mechanisms in customer contracts. We believe that these risk management practices reduce our exposure to changes in product selling prices or costs; however, significant unanticipated changes in market conditions or commodity prices could adversely affect our results of operations, financial condition and cash flows, as the prices of the products we purchase and sell are volatile.

Credit Risk

We are subject to the risk of loss arising from the credit risk related to the possible inability of our customers to pay for the products we resell and distribute to them. We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 5.0% of the outstanding accounts receivable balance. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on substantially all customers requesting credit. With the exception of Nexeo Plaschem’s operations, we generally do not require collateral with respect to credit extended to customers; however, we will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. Nexeo Plaschem offers billing terms that allow certain customers to remit payment during a period of time ranging from 30 days to nine months. These notes receivables at Nexeo Plaschem ($7.0 million at June 30, 2016) are supported by banknotes issued by large banks in China on behalf of their customers.

Interest Rate Risk

Interest rate risks can occur due to changes in market interest rates. This risk results from changes in the fair values of fixed-interest rate financial instruments or from changes in the cash flows of variable-interest rate financial instruments. The optimal structure of variable and fixed interest rates is determined as part of interest rate risk management. It is not possible to simultaneously minimize both kinds of interest rate risk.

The Predecessor historically took steps to manage its exposure to interest rate risk in part by entering into interest rate swap agreements. In connection with the Business Combination, all interest rate swap agreements existing at the time were terminated and an early termination penalty of $0.3 million was paid. We will monitor our interest rate risk exposure and may enter into new interest rate derivatives from time to time to hedge the exposure. See Note 8 to our condensed consolidated financial statements.

Borrowings under the U.S. Tranche and the Canadian Tranche of the New ABL Facility bear interest, at our option, at either an alternate base rate or Canadian prime rate, as applicable, plus an applicable margin (ranging from 0.25% to 0.75% pursuant to a grid based on average excess availability) or LIBOR or Canadian BA rate (as defined therein), as applicable, plus an applicable margin (ranging from 1.25% to 1.75% pursuant to a grid based on average excess availability). Loans under the FILO Tranche within the New ABL Facility will bear interest, at an alternate base rate plus an applicable margin (ranging from 1.00% to 1.50% pursuant to a grid based on average excess availability) or LIBOR plus an applicable margin (ranging from 2.00% to 2.50% pursuant to a grid based on average excess availability).

Borrowings under the New Term Loan Facility will bear interest at our option at either (a) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 1.0%, plus an applicable margin of 4.25% or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Bank of America, N.A. as its “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) a one-month LIBOR rate plus 1.0%, plus an applicable margin of 3.25%.

Changes in market interest rates will have no effect on the New Term Loan Facility interest expense until such time as the interest rate index, which is LIBOR, increases above the floor value of 1.0%. Were that to occur, an additional 100 basis point increase in the interest rate would result in an increase of $6.6 million in annual interest expense based on the New Term Loan Facility balance.

Fair Value Measurements

As a result of the Business Combination, we incurred liabilities related to contingent consideration payable to the Selling Equityholders, which are required to be adjusted to fair value at each reporting period. These measurements are considered Level 3 measurements within the fair value hierarchy.  Current interest rates, current tax rates and the market price of our common stock are key inputs used to estimate the fair value of these liabilities. As a result, any changes in these inputs will impact the fair value of these liabilities and could materially impact the amount of income or expense recorded each reporting period.

The fair value of the liability for the contingent consideration related to the TRA was $95.5 million as of June 30, 2016.  The calculation of the liability for the contingent consideration related to the TRA uses a cash flow model which incorporates current interest rates in the discount rate used to discount the obligation to present value.  A 100 basis point increase in the discount rate compared to the discount rate used at the June 30, 2016 valuation would have resulted in a decrease of approximately $4.7 million in the value of the liability for the contingent consideration related to the TRA. Additionally, this cash flow model is sensitive to changes in applicable tax rates. A 100 basis point increase in the tax rate compared to the tax rate used at the June 30, 2016 valuation would have resulted in an increase of approximately $2.8 million in the value of the liability for the contingent consideration related to the TRA.

The fair value of the liability for the contingent consideration related to Deferred Cash Consideration was $46.7 million as of June 30, 2016. The liability for the contingent consideration related to the Deferred Cash Consideration is highly sensitive to the price of our common stock at each valuation date. A $1.00 increase/decrease in the price of our common stock from its June 30, 2016 price would have increased/decreased the fair value of the liability for the Deferred Cash Consideration by approximately $5.2 million.

Foreign Currency Risk

We may be adversely affected by foreign exchange rate fluctuations since we conduct our business on an international basis in multiple currencies. A portion of our sales and costs of sales are denominated in currencies other than the functional currency of our subsidiaries, exposing us to currency transaction risk.  Additionally, because we report our consolidated results in U.S. dollars, the results of operations and the financial position of our local international operations, which are generally reported in the relevant local currencies, are translated into U.S. dollars at the applicable exchange rates for inclusion in our condensed consolidated financial statements, exposing us to currency translation risk.  We currently do not utilize financial derivatives to manage our foreign currency risk, but we continue to monitor our exposure to foreign currency risk, employ operational strategies where practical and may consider utilizing financial derivatives in the future to mitigate losses associated with these risks.

Included in our condensed consolidated statement of operations for the nine months ended June 30, 2016 is a $0.4 million net loss related to foreign exchange rate fluctuations, arising from the activities of Holdings since the consummation of the Business Combination. The most significant currency exposures during this period were to the RMB and the Mexican peso versus the U.S. dollar, and the British pound versus the euro. These currencies fluctuated to various degrees but such fluctuations did not exceed 3% from their respective values since the consummation of the Business Combination. Assuming the same directional fluctuations as occurred during the current period, a hypothetical 10.0% weakening/strengthening in the average exchange rates of these currencies from that date would have generated a net loss/gain of $2.8 million in our condensed consolidated statement of operations for the nine months ended June 30, 2016. The Predecessor incurred a net foreign exchange loss of $1.6 million for the period from October 1, 2015 through June 8, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings that, if determined adversely against us, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

In July 2014, Ashland filed a lawsuit numbered Ashland Inc. v. Nexeo Solutions, LLC, Case No. N14C-07-243 JTV CCLD, in the Superior Court for the State of Delaware in and for New Castle County. In the suit, Ashland seeks a declaration that we are obligated to indemnify Ashland for losses Ashland incurs pertaining to Other Retained Remediation Liabilities, up to the amount of a $5.0 million deductible, which Ashland contends applies pursuant to the ADA Purchase Agreement. Ashland further alleges that we have breached duties related to that agreement by not having so indemnified Ashland for amounts Ashland has incurred for Other Retained Remediation Liabilities at sites where Ashland disposed of wastes prior to the Ashland Distribution Acquisition, and on that basis seeks unspecified compensatory damages, costs and attorney’s fees. We disagree with Ashland’s construction of the ADA Purchase Agreement and are vigorously defending the lawsuit.

In April and November 2011, two local unions each filed an unfair labor practice charge against us with the NLRB, alleging that we should be considered a successor of Ashland and, as such, we were obligated to bargain to agreement or impasse with the unions before changing the employment terms that were in effect before commencing operations, including continuing to cover employees under the union-affiliated multi-employer pension plans in which the employees participated as employees of the Distribution Business. In November 2011, the NLRB filed a complaint against us with respect to both cases, and a consolidated hearing was held before an administrative law judge in April and May of 2012. On June 28, 2012, the NLRB administrative law judge found substantially in our favor, holding that we were not obligated to continue to cover employees in the multi-employer pension plans. We reached a settlement with one of the unions resulting in a collective bargaining agreement that keep the employees in our 401(K) plan.  The NLRB approved that settlement and, in May of 2014, dismissed the case with respect to that local union.  In the remaining case, the assertions against us primarily relate to the claim that we are obligated to continue to cover employees under the union-affiliated multi-employer pension plans in which the employees participated as employees of the Distribution Business. On July 18, 2016, the NLRB issued a decision and order with respect to the remaining case. The NLRB reversed the decision of the administrative law judge and found that, because in the purchase agreement we agreed to make offers of employment to all of the Distribution Business’ employees, we became a perfectly clear successor and were required to bargain to impasse over the unit employees’ initial terms and conditions of employment prior to making any changes. We are currently evaluating our options with respect to the decision. Regardless, we do not believe this case could have a material adverse effect on our business, financial condition or results of operations.

In June 2014, we self-disclosed to the California DTSC that an inventory of our Fairfield facility had revealed potential violations of RCRA and the California Health and Safety Code. Although no formal proceeding has been initiated, we expect the DTSC to seek payment of fines or other penalties for non-compliance. We do not expect the amount of any such fine or penalty to have a material adverse effect on our business, financial position or results of operations.

From time to time, we are party to ongoing legal proceedings in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not believe the results of these proceedings, other than as is disclosed elsewhere in this Quarterly Report on Form 10-Q, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operation or liquidity.

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” of the WL Ross Holding Corp. Annual Report on Form 10-K for the year ended December 31, 2015 filed on January 14, 2016, “Risk Factors” in our Current Report on Form 8-K filed on June 15, 2016 and “Risk Factors” in our Registration Statement on Form S-3 filed on June 23, 2016. These risks could materially and adversely affect our business, financial condition, cash flows and result of operations. There have been no material changes to the risk factors described in the Form 8-K described above. We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 5, 2014, our Registration Statement on Form S-1 (File No. 333-195854) was declared effective by the SEC and also on June 5, 2014 our subsequent Registration Statement on Form S-1 (File No. 333-196547) became effective upon filing with the SEC each in accordance with Rule 462(b) of the Securities Act, for our IPO. In our IPO, we sold an aggregate 50,025,000 units at an offering price to the public of $10.00 per unit for an aggregate offering price of $500,250,000, with each unit consisting of one share of common stock and one warrant. Each warrant entitles the holder thereof to purchase one-half of one share of our common stock at a price of $5.75 per half share. Deutsch Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as book runners (the “Underwriters”). The IPO commenced as of June 6, 2014 and did not terminate before all of the securities registered in the registration statement were sold. On June 11, 2014, we closed the sale of such units, resulting in net proceeds to us of $500,250,000.

We paid a total of approximately $9.2 million in underwriting discounts and commissions and approximately $1.0 million for other costs and expenses related to the IPO. In addition, the Underwriters agreed to defer up to approximately $18.3 million in underwriting discounts and commissions, which amount was paid in shares of common stock at the time of the consummation of the Business Combination. We also repaid $0.4 million in loans made to us by our Sponsor to cover expenses related to the IPO. The balance of the net proceeds from the IPO were used to pay a portion of the purchase consideration of the Business Combination and to pay expenses incurred in connection with the business combination.

Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 to April 30	—	—	—	—
May 1 to May 31	—	—	—	—
June 1 to June 30	29,793,320 (1)	$10.02	29,793,320 (1)	—

(1)     In connection with the closing of the Business Combination, we redeemed a total of 29,793,320 shares of our common stock pursuant to the terms of WLRH’s amended and restated certificate of incorporation, resulting in a total payment to redeeming shareholders of $298,465,296.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nexeo Solutions, Inc.

August 9, 2016	By:	/s/ Ross J. Crane
Ross J. Crane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

2.1
Amendment No. 1 to the Merger Agreement, dated June 6, 2016, by and among WL Ross Holding Corp., Neon Acquisition Company LLC, Neon Holding Company, LLC, Nexeo Solutions Holdings, LLC, TPG Accolade Delaware, L.P., and Nexeo Holdco, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the securities and Exchange Commission on June 7, 2016 (File No. 001-36477)).

3.1
Second Amended and Restated Certificate of Incorporation of Nexeo Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2016 (File No. 001-36477)).

3.2
Amended and Restated Bylaws of Nexeo Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission June 15, 2016 (File No. 001-36477)).

4.1
Nexeo Solutions, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 23, 2016 (File No. 333-212199)).

10.1
Tax Receivable Agreement, dated June 9, 2016, by and between WL Ross Holding Corp. and the Selling Equityholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2016 (File No. 001-36477)).

10.2
Form of Joinder to Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2016 (File No. 001-36477)).

10.3
Credit Agreement, dated as of June 9, 2016, by and Nexeo Solutions, LLC, the other U.S Borrowers referred to therein, Nexeo Solutions Canada Corp., Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp., Bank of America, N.A. as agent, the other agents party thereto and the others lenders party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2016 (File No. 001-36477)).

10.4
Credit Agreement, dated as of June 9, 2016, by and among Nexeo Solutions, LLC, Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp., Bank of America, N.A., as administrative agent and collateral agent, the other agents party thereto and the other lenders party thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2016 (File No. 001-36477)).

10.5
Employment Agreement, dated June 9, 2016, by and between Nexeo Solutions, Inc., Nexeo Solutions, LLC and David Bradley (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2016 (File No. 001-36477)).

10.6
Nexeo Solutions, Inc. Severance Plan for U.S. Officers and Executives, as Amended and Restated, Effective as of June 9, 2016 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2016 (File No. 001-36477)).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2016 (File No. 001-36477)).

Exhibit Number	Description

10.8
Amendment No. 1 to Shareholders’ and Registration Rights Agreement, dated June 6, 2016, by and among WL Ross Holding Corp., WL Ross Sponsor LLC and Nexeo Holdco, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2016 (File No. 001-36477)).

10.9
Form of Joinder to Shareholders’ and Registration Rights Agreement (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2016 (File No. 001-36477)).

10.10
Registration Rights Agreement, dated May 23, 2016, by and between WL Ross Holding Corp., WL Ross Sponsor LLC and First Pacific Advisors, on behalf of one or more clients (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2016 (File No. 001-36477)).

10.11
Registration Rights Agreement, dated June 9, 2016, by and among Nexeo Solutions, Inc., Merrill Lynch Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2016 (File No. 001-36477)).

10.12
Form of Performance Share Unit Award Agreement under the Nexeo Solutions, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2016 (File No. 001-36477)).

10.13
Amendment No. 1 to Founder Share Transfer Letter Agreement, dated June 6, 2016, by and among WL Ross Holding Corp, WL Ross Sponsor LLC and Nexeo Holdco, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2016 (File No. 001-36477)).

10.14
Fidelity Subscription Agreement, dated May 9, 2016, by and between the Company and Fidelity Select Portfolios: Chemicals Portfolio, Fidelity Advisor Series I: Fidelity Advisor Value Fund, Fidelity Capital Trust: Fidelity Value Fund, Fidelity Select Portfolios: Materials Portfolio, Fidelity Central Investment Portfolios LLC: Fidelity Materials Central Fund and Variable Insurance Products Fund IV: Materials Portfolio (incorporated by reference to Exhibit 10.6 to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016 (File No. 001-36477)).

10.15
MFS Subscription Agreement, dated May 6, 2016, by and between the Company and MFS Series Trust X on behalf of MFS Global Alternative Strategy Fund, MFS Series Trust I on behalf of MFS New Discovery Fund and MFS Variable Insurance Trust on behalf of MFS New Discovery Series (incorporated by reference to Exhibit 10.7 to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016 (File No. 001-36477)).

10.16
Subscription Agreement, dated May 23, 2016, by and among WL Ross Holding Corp., WL Ross Sponsor LLC and First Pacific Advisors, on behalf of one or more clients (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2016 (File No. 001-36477)).

10.17
Commitment Agreement, dated June 6, 2016, by and among WL Ross Holding Corp., WL Ross Sponsor LLC and First Pacific Advisors, on behalf of one or more clients (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2016 (File No. 001-36477)).

10.18
Commitment Agreement, dated June 6, 2016, by and among WL Ross Holding Corp., WL Ross Sponsor LLC and Park West Investors Master Fund, Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2016 (File No. 001-36477)).

Exhibit Number	Description

10.19
Commitment Agreement, dated June 6, 2016, by and among WL Ross Holding Corp., WL Ross Sponsor LLC and Park West Partners International, Limited (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2016 (File No. 001-36477)).

10.20
Subscription Agreement, dated June 6, 2016, by and among WL Ross Holding Corp. and WL Ross Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2016 (File No. 001-36477)).

10.21†	Vehicle Operating and Service Agreement dated May 22, 2015 by and between Ryder Truck Rental, Inc. d/b/a Ryder Transportation Services, and Nexeo Solutions, LLC.

10.22†	Amendment to Vehicle Operating and Service Agreement dated May 22, 2015 by and between Ryder Truck Rental, Inc., d/b/a Ryder Transportation Services, and Nexeo Solutions, LLC.

10.23†	Separation Agreement and Release of Claims dated effective April 11, 2016 by and among Nexeo Solutions, LLC, Nexeo Solutions Holdings, LLC and Henry E. Harrell.

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

†                          Filed herewith.
††                   Furnished herewith.

*
The exhibits and schedule to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

**                     Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

s	Management contract or compensatory plan or arrangement.