Form 10-Q
period 2016-12-31
Nexeo Solutions, Inc.
filed 2017-02-09
CIK 1604416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
or
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

As of February 3, 2017, there were 89,286,936 shares of the Company’s common stock issued and outstanding.

Glossary

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2016 LTIP	The Nexeo Solutions, Inc. 2016 Long Term Incentive Plan
ABL Borrowers	Holdings, Sub Holding and Solutions together with Nexeo Solutions Canada Corporation
ABL Facility
The asset-based credit facility pursuant to that certain asset-based credit agreement by and among the ABL Borrowers, Bank of America, N.A., as administrative agent and the lenders party thereto and the other parties thereto

ADA Purchase Agreement	The Ashland Distribution Acquisition purchase agreement
ASC	The FASB Accounting Standards Codification
Ashland	Ashland Inc. and its subsidiaries
ASU	Accounting Standards Update issued by the FASB
Blocker	TPG Accolade Delaware, L.P.
Blocker Merger	The merger of Blocker Merger Sub into Blocker on June 9, 2016, immediately following the Company Merger, with Blocker continuing as the surviving entity
Blocker Merger Sub	Neon Acquisition Company LLC, which was a wholly-owned subsidiary of WLRH at the time of the Blocker Merger
Business Combination	The business combination between WLRH and Holdings pursuant to the Merger Agreement, which was consummated on the Closing Date
CAD	Canadian dollar
Canadian Tranche	Canadian tranche of the ABL Facility
Closing Date	June 9, 2016
Company / Successor / Nexeo	Nexeo Solutions, Inc. (f/k/a WL Ross Holding Corp.) and its consolidated subsidiaries
Company Merger	The merger of Company Merger Sub with and into Holdings consummated on June 9, 2016, with Holdings continuing as the surviving entity
Company Merger Sub	Neon Holding Company LLC, which was a wholly-owned subsidiary of WLRH at the time of the Company Merger
Credit Facilities	The ABL Facility and the Term Loan Facility, collectively
Deferred Cash Consideration
The deferred payment to be made in cash to the Selling Equityholders pursuant to the Merger Agreement, where such deferred cash payments will generally be in an amount equal to the Company’s prevailing stock price at the time that the Company pays such deferred cash payments multiplied by the number of Excess Shares or as otherwise set forth in the Merger Agreement

Distribution Business	The global distribution business purchased by the Predecessor from Ashland
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
EMEA	Europe, Middle East and Africa
ERP	Enterprise resource planning
Excess Shares	The 5,178,642 shares of Company common stock used to calculate the Deferred Cash Consideration payable to the Selling Equityholders pursuant to the Merger Agreement
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FILO Tranche	$30.0 million tranche within the ABL Facility for non-Canadian foreign subsidiaries to issue loans and letters of credit
Founder Shares	The 12,506,250 shares of Company common stock issued to the Sponsor at the time of the IPO
GDP	Gross domestic product
Holdings	Nexeo Solutions Holdings, LLC
IPO	The initial public offering of WLRH, consummated on June 11, 2014

Merger Agreement	Agreement and Plan of Merger, as amended, by and among WLRH, Blocker Merger Sub, Company Merger Sub, Holdings, Blocker, and New Holdco dated as of March 21, 2016
Mergers	The Company Merger and the Blocker Merger, collectively
Montgomery Lease	The Company’s leased facility in Montgomery, Illinois commencing in the first fiscal quarter of 2017
NASDAQ	NASDAQ Stock Market
New Holdco	Nexeo Holdco, LLC
Nexeo Plaschem	Nexeo Plaschem (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company
NLRB	U.S. National Labor Relations Board
Notes	8.375% Senior Subordinated Notes of the Predecessor due 2018
Other Retained Remediation Liabilities
Under the ADA Purchase Agreement, Ashland agreed to retain other environmental remediation liabilities unknown at the closing of the Ashland Distribution Acquisition related to the Distribution Business for which Ashland receives notice prior to the fifth anniversary of the closing

Performance-Based Units	Units within the Predecessor Equity Plan that vest in accordance with a performance-based schedule
Peso	Mexican peso
Predecessor	Holdings and its subsidiaries for the periods prior to the Closing Date
Predecessor ABL Facility	Holdings asset-based credit facility which was terminated in connection with the Business Combination
Predecessor Equity Plan	Predecessor restricted equity plan
Predecessor Term Loan Facility	Holdings’ senior secured term loan credit facility which was terminated in connection with the Business Combination
PSLRA	U.S. Private Securities Litigation Reform Act of 1995
PSU	Performance share unit issued under the 2016 LTIP
RCRA	U.S. Resource Conservation and Recovery Act
Retained Remediation Liabilities	Under the ADA Purchase Agreement, collectively, the Retained Specified Remediation Liabilities and the Other Retained Remediation Liabilities
RMB	Chinese renminbi
RSU	Restricted stock unit issued under the 2016 LTIP
Ryder	Ryder Truck Rental, Inc.
Ryder Lease	Lease Agreement entered into by and between the Predecessor and Ryder in May 2015 for certain transportation equipment
SAFE	People’s Republic of China State Administration of Foreign Exchange
SEC	U.S. Securities and Exchange Commission
Secured Net Leverage Ratio	The ratio of Consolidated Total Indebtedness divided by EBITDA (terms as defined in the Term Loan Facility agreement)
Securities Act	U.S. Securities Act of 1933, as amended
Selling Equityholders	The holders of equity interests in Holdings (other than Blocker) and the holders of equity interests in Blocker, in each case, as of the time immediately prior to the Business Combination
Solutions	Nexeo Solutions, LLC
Sponsor	WL Ross Sponsor LLC, the sponsor entity of WLRH prior to the Business Combination
Term Agent	Bank of America, N.A. as administrative agent and collateral agent of the Term Loan Facility
Term Loan Facility	Term loan credit facility pursuant to that certain credit agreement by and among Holdings, Solutions, Sub Holding, the Term Agent, the other agents party thereto and the lenders party thereto
Time-Based Units	Units within the Predecessor’s Equity Plan
TPG	TPG Capital, L.P. together with its affiliates, including TPG Accolade
TPG Accolade	TPG Accolade, L.P.
TRA	The Tax Receivable Agreement entered into in connection with the Business Combination, by and between the Company and the Selling Equityholders, dated as of June 9, 2016

U.S.	United States of America
U.S. GAAP	U.S. Generally accepted accounting principles
U.S. Tranche	U.S. Tranche of the ABL Facility
WLRH	WL Ross Holding Corp.

Forward-Looking Statements

Certain information and statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the PSLRA codified at Section 27A of the Securities Act, and Section 21E of the Exchange Act. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “could,” “would” and similar expressions. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties, and we urge you not to place undue reliance on any forward-looking statements, which reflect management’s current expectations and assumptions about future events, and which are based on currently available information as to the timing and outcome of future events. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the section captioned “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on December 8, 2016.

These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Unless otherwise indicated or the context otherwise requires, comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Our future results will depend upon various other risks and uncertainties, including those described in the section captioned "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on December 8, 2016. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

PART I
Item 1. Financial Statements

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in millions, except share amounts and par value)

	December 31, 2016	September 30, 2016
Current Assets
Cash and cash equivalents	$33.3	$47.5
Accounts and notes receivable (net of allowance for doubtful accounts of $1.2 million and $1.4 million, respectively)	452.8	474.8
Inventories	301.1	315.8
Other current assets	25.7	25.7
Total current assets	812.9	863.8

Non-Current Assets
Property, plant and equipment, net	332.0	322.6
Goodwill	658.0	665.7
Other intangible assets, net of amortization	216.4	215.0
Deferred income taxes	1.0	1.1
Other non-current assets	10.1	10.7
Total non-current assets	1,217.5	1,215.1
Total Assets	$2,030.4	$2,078.9

Current Liabilities
Short-term borrowings, current portion of long-term debt and capital lease obligations	$48.1	$47.7
Accounts payable	280.1	325.8
Accrued expenses and other liabilities	36.9	45.7
Income taxes payable	2.5	2.0
Total current liabilities	367.6	421.2

Non-Current Liabilities
Long-term debt and capital lease obligations, less current portion, net	783.3	765.6
Deferred income taxes	18.1	23.1
Due to related party pursuant to contingent consideration obligations	129.0	118.4
Other non-current liabilities	7.2	5.8
Total non-current liabilities	937.6	912.9
Total Liabilities	1,305.2	1,334.1

Commitments and contingencies (see Note 13)

Equity
Preferred stock, $0.0001 par value (1,000,000 shares authorized, none issued and outstanding as of December 31, 2016 and September 30, 2016)	—	—
Common stock, $0.0001 par value (300,000,000 shares authorized, 89,286,936 shares issued and outstanding as of December 31, 2016 and September 30, 2016)	—	—
Additional paid-in capital	760.3	758.9
Accumulated deficit	(17.9)	(9.6)
Accumulated other comprehensive loss	(17.2)	(4.5)
Total equity	725.2	744.8
Total Liabilities and Equity	$2,030.4	$2,078.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in millions, except share and per share data)

	Successor	Predecessor
	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Sales and operating revenues	$794.8	$827.7
Cost of sales and operating expenses	710.4	732.5
Gross profit	84.4	95.2
Selling, general and administrative expenses	74.5	74.7
Transaction related costs	0.8	1.0
Change in fair value of contingent consideration obligations	10.6	—
Operating income (loss)	(1.5)	19.5
Other income	2.4	1.7
Interest income (expense)
Interest income	0.1	—
Interest expense	(12.0)	(15.6)
Net income (loss) before income taxes	(11.0)	5.6
Income tax expense (benefit)	(2.7)	1.3
Net Income (Loss) Attributable to Nexeo Solutions, Inc.	$(8.3)	$4.3

Net loss per share available to common stockholders
Basic and diluted	(0.11)
Weighted average number of common shares outstanding
Basic and diluted	76,746,168

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Successor	Predecessor
	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Net income (loss)	$(8.3)	$4.3
Unrealized foreign currency translation loss, net of tax	(12.7)	(6.7)
Unrealized gain on interest rate hedges, net of tax	—	0.1
Other comprehensive loss, net of tax	(12.7)	(6.6)
Total comprehensive loss, net of tax attributable to Nexeo Solutions, Inc. (1)	$(21.0)	$(2.3)

(1) The tax effects for each component presented are not material.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
(Unaudited, in millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at September 30, 2016	89,286,936	$—	$758.9	$(9.6)	$(4.5)	$744.8
Equity-based compensation	—	—	1.4	—	—	1.4
Comprehensive loss:
Net loss	—	—	—	(8.3)	—	(8.3)
Other comprehensive loss	—	—	—	—	(12.7)	(12.7)
Balance at December 31, 2016	89,286,936	$—	$760.3	$(17.9)	$(17.2)	$725.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Successor	Predecessor
	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Cash flows from operations
Net income (loss)	$(8.3)	$4.3
Adjustments to reconcile to cash flows from operations:
Depreciation and amortization	16.8	13.6
Debt issuance costs amortization, debt issuance costs write-offs and original issue discount amortization	1.0	2.2
Provision for bad debt	(0.4)	(0.1)
Deferred income taxes	(4.3)	0.9
Equity-based compensation expense	1.4	0.3
Change in fair value of contingent consideration obligations	10.6	—
(Gain)/loss on sale of property and equipment	0.1	(1.7)
Gain related to reimbursement of certain capital expenditures incurred	(2.5)	—
Changes in assets and liabilities:
Accounts and notes receivable	15.2	56.2
Inventories	10.1	7.5
Other current assets	(0.6)	(0.2)
Accounts payable	(38.6)	(44.8)
Accrued expenses and other liabilities	(9.7)	(19.2)
Changes in other operating assets and liabilities, net	(0.6)	(2.4)
Net cash provided by (used in) operating activities	(9.8)	16.6
Cash flows from investing activities
Additions to property and equipment	(6.6)	(3.9)
Proceeds from the disposal of property and equipment	—	1.7
Proceeds from reimbursement of certain capital expenditures incurred	2.8	—
Cash paid for acquisitions	(5.1)	—
Net cash used in investing activities	(8.9)	(2.2)
Cash flows from financing activities
Repurchases of membership units	—	(0.1)
Proceeds from short-term debt	15.9	15.4
Repayments of short-term debt	(14.3)	(12.4)
Proceeds from issuance of long-term debt	165.1	50.2
Repayments of long-term debt and capital lease obligations	(161.4)	(136.5)
Net cash provided by (used in) financing activities	5.3	(83.4)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.9)
Decrease in cash and cash equivalents	(14.2)	(69.9)
Cash and cash equivalents at the beginning of the period	47.5	127.7
Cash and cash equivalents at the end of the period	$33.3	$57.8
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11.1	$10.2
Cash paid during the period for taxes	$0.7	$2.1
Supplemental disclosure of non-cash investing activities:
Non-cash capital expenditures	$16.4	$14.1
Non-cash intangible assets acquired	$3.4	$—
Supplemental disclosure of non-cash financing activities:
Non-cash capital lease obligations, net	$13.4	$12.8
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

The Company’s financial statement presentation distinguishes a “Predecessor” for the periods prior to the Closing Date and a “Successor” for the periods after the Closing Date. In the Business Combination, Holdings was identified as the acquiree and Predecessor and WLRH, subsequently renamed “Nexeo Solutions, Inc.”, was identified as the acquirer and Successor. As a result of the application of the acquisition method of accounting as of the Closing Date, the condensed consolidated financial statements for the Predecessor period and for the Successor period are presented on a different basis and are, therefore, not comparable. See Note 3 for further discussion of the Business Combination.

           The Predecessor periods in the condensed consolidated financial statements represent the operating results of Holdings and its subsidiaries prior to the Business Combination.

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. As such, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as disclosed herein) considered necessary for a fair statement have been included. Results of operations for the three months ended December 31, 2016 are not necessarily indicative of results to be expected for the fiscal year ending September 30, 2017. Quarterly financial data should be read in conjunction with the consolidated financial statements and accompanying notes for the fiscal year ended September 30, 2016 included in the Company's Annual Report on Form 10-K filed with the SEC on December 8, 2016.

           The consolidated financial data as of September 30, 2016 presented in these unaudited condensed consolidated financial statements were derived from the Company’s audited consolidated financial statements, but do not include all disclosures required by U.S. GAAP.

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

2. Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The application of the amendments will require the use of a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company adopted this standard during the three months ended December 31, 2016 on a prospective basis and its adoption did not have a material impact on the Company’s financial position or results of operations for the periods presented.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revises the definition of a business. The amendments in this ASU specify for an acquisition to be considered a business, it must include an input and a substantive process that together significantly contribute to the ability to create outputs. The amendments also further define outputs, and specify that an acquisition where the fair value of gross assets acquired is concentrated in a single asset or group of similar assets would not constitute a business. The Company adopted this standard during the three months ended December 31, 2016 on a prospective basis and applied the amendments to the asset acquisition that occurred during the three months ended December 31, 2016. See Note 3.

New Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU removed step two of the goodwill impairment test and specify that an entity will recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value. The Company is evaluating this ASU and intends to early adopt the new guidance during the second quarter of fiscal 2017.

The Company continues the evaluation of the potential effects on its financial position or results of operations of the accounting pronouncements disclosed in its consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on December 8, 2016, including ASU 2014-09, Revenue from Contracts with Customers, and ASU 2016-02, Leases.

3. Acquisitions

Asset Acquisition

In December 2016, the Company entered into an asset purchase agreement whereby it acquired certain customer contracts and a customer list. Additionally, in connection with this transaction, the Company entered into a supply agreement and a licensing agreement granting the Company the non-exclusive use of a certain trademark. The total consideration associated with this transaction was $8.5 million, of which $5.1 million was paid at closing. The remaining consideration will be paid in equal amounts on or before January 1, 2018 and January 1, 2019. The remaining consideration is included in Accrued expenses and other liabilities and Other non-current liabilities on the Company’s condensed consolidated balance sheet. In connection with this transaction, the Company recognized intangible assets totaling $8.5 million which are included in Other intangible assets, net of amortization on the Company’s condensed consolidated balance sheet. The acquired intangible assets will be fully amortized over estimated useful lives ranging between 10 and 13 years.

Business Combination

On June 9, 2016, the Company consummated the Business Combination pursuant to the Merger Agreement, whereby WLRH acquired Holdings (including the portion of Holdings held by Blocker) through a series of two mergers. As a result of the transactions contemplated by the Merger Agreement, Holdings and Blocker became wholly-owned subsidiaries of WLRH.

The purchase consideration for the Business Combination was as follows:

Cash	$424.9
Less: cash acquired	(64.3)
Equity	276.7
Founder Shares transferred to Selling Equityholders	30.2
Contingent consideration - Fair value of Deferred Cash Consideration	45.4
Contingent consideration - Fair value of TRA	84.2
Total purchase consideration(1)	$797.1

(1) In addition to the total purchase consideration above, the Company assumed the outstanding indebtedness of the Predecessor, including related accrued interest through the Closing Date, totaling $774.3 million. The proceeds of the Credit Facilities were used to repay such indebtedness and accrued interest immediately following the consummation of the Business Combination.

Contingent Consideration - Deferred Cash Consideration

The contingent consideration associated with the Deferred Cash Consideration will be an amount in cash equal to the prevailing price of the Company’s common stock at the time that the Company pays such deferred cash payment multiplied by the number of Excess Shares (5,178,642 Excess Shares as of December 31, 2016).  Based on the terms of the Excess Shares, certain circumstances require the Company to pay all or a portion of the Deferred Cash Consideration to the Selling Equityholders, where such cash amount is calculated as set forth in the Merger Agreement, including (i) where the volume weighted average trading price of the Company’s common stock for any period of 20 trading days in any 30 trading day period exceeds $15.00 per share, and (ii) if any Excess Shares remain on June 30, 2021. If any Excess Shares remain on June 30, 2021, the Company must elect to either (i) within five business days of such date, pay the Selling Equityholders an amount in cash equal to the product of the number of remaining Excess Shares multiplied by the volume weighted-average trading price for the 20 trading day period immediately preceding such date or (ii) use reasonable best efforts to sell such shares to a third party in a primary offering and pay the gross proceeds thereof (less any underwriting discounts and commissions) to the Selling Equityholders. However, to the extent the number of shares issued in such offerings does not equal the full amount of Excess Shares remaining at the time of the offering, the Company’s obligations with respect to any remaining Excess Shares, including the obligation to continue to complete any necessary additional offerings, shall continue.

In order to estimate the fair value of the Deferred Cash Consideration, the Company estimates the value of the Excess Shares using a Monte Carlo simulation model. The estimated fair value of the Deferred Cash Consideration liability as of the Closing Date was $45.4 million. See Note 9.

Contingent Consideration - TRA

Concurrent with the completion of the Business Combination, the Company incurred the liability for the contingent consideration related to the TRA, which reflects amounts owed to the Selling Equityholders. This liability generally provides for the payment by the Company to the Selling Equityholders of 85% of the net cash savings, if any, in U.S. federal, state and local income taxes that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing Date as a result of (i) certain increases in tax basis resulting from the Company Merger, (ii) certain tax attributes of Holdings existing prior to the Mergers, (iii) net operating losses and certain other tax attributes of Blocker available to the Company as a result of the Blocker Merger and (iv) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments the Company makes under the TRA. The Company will retain the benefit of the remaining 15% of the net cash savings, if any. The Company estimated the fair value of the TRA liability based on a discounted cash flow model which incorporates assumptions of projected taxable income, projected income tax liabilities and an estimate of tax benefits expected to be realized as a result of the Business Combination. The estimated fair value of the TRA liability as of the Closing Date was $84.2 million. The undiscounted cash flows associated with the TRA liability as of the Closing Date were estimated to be between $180.0 million and $220.0 million over the time period during which the tax benefits are expected to be realized, currently estimated at over 20 years.

The amount and timing of any payments due under the TRA will vary depending upon a number of factors, including the amount and timing of the taxable income the Company generates in the future and the U.S. federal, state and local income tax rates then applicable. In addition, payments made under the TRA will give rise to additional tax benefits for the Company and therefore additional potential payments due under the TRA. The term of the TRA commenced upon the consummation of the Mergers and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless the Company exercises its right to terminate the TRA early. If the Company elects to terminate the TRA early, its obligations under the TRA would accelerate and it generally would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the TRA, calculated in accordance with certain valuation assumptions set forth in the TRA.

The liabilities related to the Deferred Cash Consideration and the TRA are included in Due to related party pursuant to contingent consideration obligations on the Company’s condensed consolidated balance sheets.

Preliminary Purchase Consideration Allocation

The Business Combination is accounted for under the acquisition method, with WLRH determined to be the accounting acquirer of Holdings, which requires the Company to perform an allocation of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration over the estimated fair values is recorded as goodwill. The following table summarizes the Company’s preliminary allocation of the purchase consideration to assets acquired and liabilities assumed at the Closing Date:

Preliminary Purchase Consideration Allocation
Accounts receivable	$470.0
Inventory	328.5
Other current assets	25.8
Property, plant and equipment	328.3
Customer-related intangible	201.0
Trade name	21.0
Below-market leases	0.7
Other non-current assets	3.2
Deferred tax assets	1.2
Goodwill	666.9
Total assets acquired	2,046.6

Short-term borrowings and current portion of capital leases	40.6
Accounts payable	335.9
Other current liabilities	52.8
Long-term portion of capital leases	23.0
Long-term debt	767.3
Deferred tax liability	24.4
Other non-current liabilities	5.5
Total liabilities assumed	1,249.5

Net assets acquired	$797.1

During the three months ended December 31, 2016, the Company recorded an adjustment to the fair value of accounts payable of $2.1 million. The total purchase consideration allocation above is preliminary as the Company has not yet completed the necessary fair value assessments, including the assessments of property, plant and equipment, intangibles and the related tax impacts on these items. Any changes within the measurement period may change the amount of the purchase consideration allocable to goodwill. The fair value and tax impact assessments are to be completed within twelve months of the Closing Date, and could have a material impact on the components of the total purchase consideration allocation.

Transaction costs incurred by the Company associated with the Business Combination were $0.8 million and $1.0 million during the three months ended December 31, 2016 and 2015, respectively.

A summary and description of the acquired assets and assumed liabilities fair valued in conjunction with applying the acquisition method of accounting follows:

Accounts Receivable

Accounts receivable consists of receivables related to the customers of the acquired business, as well as various other miscellaneous receivables. The accounts receivable and other miscellaneous receivables were recorded at their approximate fair value based on expected collections of the Predecessor. Accordingly, accounts receivable included an adjustment of $4.1 million to reduce gross receivables to their net value after consideration of expected uncollectable amounts at the Closing Date.

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

Property, Plant and Equipment

Property, plant and equipment consists primarily of: 42 owned distribution locations in the U.S., Puerto Rico and Canada; 11 leased locations in the U.S., Canada, Puerto Rico, Mexico, Europe and China (excluding third-party operated warehouses); office equipment and other similar assets used in the Predecessor's operations. The allocation of the purchase consideration for property, plant and equipment was based on the fair market value of such assets determined using the cost approach. The cost approach consisted of estimating the fixed assets’ replacement cost less all forms of depreciation. The fair value of land was determined using the comparable sales approach. The fair value adjustment to property, plant and equipment was $96.1 million. The Company's assessment of replacement cost of certain property and equipment is preliminary, and will be completed within twelve months of the Closing Date.

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

Other non-current assets

Other non-current assets acquired represent certain long-term deposits, which did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Goodwill

Goodwill represents the excess of the total purchase consideration over the fair value of the underlying net assets acquired, largely arising from the workforce and extensive efficient distribution network that has been established by the acquired business. Of the total amount of goodwill recognized as part of the preliminary allocation of the purchase consideration above, the Company expects approximately $191.5 million to be deductible for tax purposes as of December 31, 2016. As the fair value assessments of the acquired assets and liabilities are finalized within twelve months of the Closing Date, the amount of goodwill recognized as of the Closing Date is subject to change.

Short-term borrowings and current portion of capital leases

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

Deferred Taxes

Deferred tax assets and liabilities are attributable to the difference between the estimated fair values allocated to inventory, property, plant and equipment and identified intangibles acquired for financial reporting purposes and the amounts determined for tax reporting purposes and give rise to temporary differences.  The deferred tax assets and liabilities will reverse in future periods or have reversed as the related tangible and intangible assets are amortized, acquired inventory is sold, or if goodwill is impaired. The estimates of the deferred taxes are preliminary as they are dependent on the final fair values allocated to property, plant and equipment and identified intangibles.  Additionally, the Company’s entity structure includes several partnerships.  The estimates of deferred taxes are preliminary as the evaluation of the tax basis of each individual partner's interest in the partnerships has not been fully completed.

Unaudited Consolidated Pro Forma Financial Information

The consolidated pro forma results presented below include the effects of the Business Combination as if they had occurred as of October 1, 2014, the beginning of the fiscal year prior to the year the Business Combination was consummated.  The consolidated pro forma results reflect certain adjustments related to this acquisition, primarily the amortization expense associated with estimates for the acquired intangible assets, depreciation expense based on the new fair value of property, plant and equipment, transaction costs, interest expense and income taxes.

The consolidated pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the Business Combination been completed on October 1, 2014.

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Sales and operating revenues	$794.8	$827.7
Operating income (loss)	(0.8)	6.5
Net loss from continuing operations	(7.8)	(2.4)
Net loss	(7.8)	(2.4)
Basic and diluted net loss per share	(0.10)	(0.03)

For all periods presented above, the basic and diluted net loss per share amounts were computed using weighted average shares outstanding of 76,746,168, which assumes all shares issued as a result of the Business Combination would have been issued on October 1, 2014. There were 12,476,250 Founder Shares not included in the basic or diluted computations because market conditions are assumed to be not satisfied. Additionally, 1,582,500 outstanding PSU awards were not included in the computation of diluted shares outstanding because performance targets and/or market conditions are assumed not to have been met for these awards. Diluted shares outstanding also did not include 25,012,500 shares based on the exercise of 50,025,000 warrants because the warrants were out-of-the-money, and the 64,518 shares of unvested restricted stock awards issued to directors were not included as their impact on the Company’s pro forma net loss would have been anti-dilutive. Additionally, the 28,000 RSUs granted during the three months ended December 31, 2016 were not included in the computation of pro forma diluted shares outstanding as their impact on the Company’s pro forma net loss would have been anti-dilutive.

4. Certain Balance Sheet Information

Cash and Cash Equivalents

Cash and cash equivalents were $33.3 million as of December 31, 2016 and $47.5 million as of September 30, 2016. These amounts included the following:

	December 31, 2016	September 30, 2016
Cash held by foreign subsidiaries	$28.8	$41.9
Non-U.S. dollar denominated currency held by foreign subsidiaries	$25.3	$36.9
Currency denominated in RMB	$9.0	$6.5

Non-U.S. dollar denominated currency held by foreign subsidiaries was primarily in euros and RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from SAFE. The Company does not anticipate any significant adverse impact to overall liquidity from potential limitations on the transfer or conversion of cash and cash equivalents.

Inventories

Inventories at December 31, 2016 and September 30, 2016 consisted of the following:

	December 31, 2016	September 30, 2016
Finished products	$296.6	$311.7
Supplies	4.5	4.1
Total	$301.1	$315.8

The Company’s inventories in the U.S. and Canada are collateral under the Credit Facilities.

Other Non-Current Assets

Other non-current assets at December 31, 2016 and September 30, 2016 consisted of the following:

	December 31, 2016	September 30, 2016
Debt issuance costs of the ABL Facility	$6.1	$6.4
Other	4.0	4.3
Total	$10.1	$10.7

Amortization of debt issuance costs related to the ABL Facility recorded in Interest expense in the condensed consolidated statement of operations was $0.3 million for the three months ended December 31, 2016. Amortization of debt issuance costs related to the Predecessor ABL Facility recorded in interest expense was $0.8 million for the three months ended December 31, 2015.

5. Property, Plant and Equipment

Property, plant and equipment at December 31, 2016 and September 30, 2016 consisted of the following:

	December 31, 2016	September 30, 2016
Land	$50.3	$50.4
Plants and buildings	103.4	89.8
Machinery and equipment (1)	132.9	130.5
Software and computer equipment	49.3	49.0
Construction in progress	20.5	16.5
Total	356.4	336.2
Less accumulated depreciation (2)	(24.4)	(13.6)
Property, plant and equipment, net	$332.0	$322.6

(1) Includes $39.0 million and $25.2 million, respectively, related to facilities and equipment acquired under capital leases.
(2) Includes $1.8 million and $1.1 million, respectively, related to facilities and equipment acquired under capital leases.

Depreciation expense recognized on the property, plant and equipment described above was as follows:

	Successor	Predecessor
	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Depreciation expense	$11.2	$9.7

Included in the carrying value of property, plant and equipment in the Company’s condensed consolidated balance sheets are certain closed facilities located in the U.S., which collectively have a carrying value of $1.1 million as of December 31, 2016 and $1.2 million as of September 30, 2016. The facilities do not currently meet the criteria for held-for-sale classification; accordingly, they remain classified as held and used.

Facility Lease

The Company’s sale of its Franklin Park facility to the Illinois Tollway Authority under an eminent domain proceeding was completed in September 2016.

As a result of the sale of this facility, the Company is relocating operations to a new leased facility in Montgomery, Illinois. The Montgomery Lease has a term of 15 years, with annual payments beginning at $1.1 million per year, excluding executory costs, and annual escalations of 2.5% per year. The Montgomery Lease includes three renewal options of five years each. The Montgomery Lease is accounted for as a capital lease and began in the first quarter of fiscal year 2017 at an initial cost of $13.2 million. In connection with the relocation of these operations, the Company has incurred and will incur certain capital expenditures for which it has received and will receive reimbursements from the Illinois Tollway Authority. During the three months ended December 31, 2016, the Company received proceeds and recorded a gain of $2.5 million related to such capital expenditures incurred to date, which is included in Other Income on the condensed consolidated statement of operations.

6. Goodwill and Other Intangibles

Goodwill

The following is a progression of goodwill by reportable segment:

	Chemicals	Plastics	Other	Total
Balance at September 30, 2016	$331.6	$271.1	$63.0	$665.7
Measurement period adjustment	(1.3)	(0.6)	(0.2)	(2.1)
Foreign currency translation	(0.3)	(5.3)	—	(5.6)
Balance at December 31, 2016	$330.0	$265.2	$62.8	$658.0

Goodwill amounts by reportable segment at December 31, 2016 are based on the preliminary allocation of the purchase consideration of the Business Combination as of the Closing Date. Accordingly, the amounts allocated to goodwill are subject to adjustments to reflect the completion of the purchase price allocation, which will be completed within twelve months of the Closing Date and could have a material impact on total goodwill and goodwill by reportable segment. See Note 3.

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

Other Intangible Assets

During the three months ended December 31, 2016, the Company recognized a new intangible asset class. See Note 3. Definite-lived intangible assets at December 31, 2016 and September 30, 2016 consisted of the following:

		December 31, 2016			September 30, 2016
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	12	$198.6	$(9.3)	$189.3	$200.3	$(5.2)	$195.1
Trade name	4	21.0	(2.9)	18.1	21.0	(1.7)	19.3
Below-market leases	1-7	0.7	(0.2)	0.5	0.7	(0.1)	0.6
Asset purchase - acquired intangibles	10-13	8.5	—	8.5	—	—	—
Total		$228.8	$(12.4)	$216.4	$222.0	$(7.0)	$215.0

Amortization expense recognized on the intangible assets described above was as follows:

	Successor	Predecessor
	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Amortization expense	$5.6	$3.9

7. Debt

Short-term borrowings outstanding and the current portion of long-term debt and capital lease obligations at December 31, 2016 and September 30, 2016 are summarized below:

	December 31, 2016	September 30, 2016
Short-term borrowings	$39.0	$38.4
Current portion of long-term debt and capital lease obligations	9.1	9.3
Total short-term borrowings and current portion of long-term debt and capital lease obligations, net	$48.1	$47.7

Long-term debt outstanding at December 31, 2016 and September 30, 2016 is summarized below:

	December 31, 2016	September 30, 2016
ABL Facility	$123.7	$117.7
Term Loan Facility	651.7	653.4
Capital lease obligations (1)	37.3	24.8
Total long-term debt	812.7	795.9
Less: unamortized debt discount (2)	(3.0)	(3.2)
Less: debt issuance costs (3)	(17.3)	(17.8)
Less: current portion of long-term debt and capital lease obligations	(9.1)	(9.3)
Long-term debt and capital lease obligations, less current portion, net	$783.3	$765.6

(1)	Capital lease obligations exclude executory costs and interest payments associated with the underlying leases. See “Capital Lease Obligations” below.

(2)	The unamortized debt discount is related to the Term Loan Facility and amortized to interest expense over the life of the instrument using the effective interest rate method.

(3)	See discussion below under Term Loan Facility and Debt Issuance Cost Amortization.

Short-Term Borrowings

The Company’s short-term borrowings are associated with the Company’s operations in China and are summarized below:

	Facility Limit	Outstanding Borrowings Balance	Weighted Average Interest Rate on Borrowings	Outstanding LOC and Bankers’ Acceptance Bills	Remaining Availability
December 31, 2016
Bank of America - China (1)	$28.4	$27.3	4.1%	$—	$1.1
Bank of Communications - China (2)	21.6	11.7	5.2%	9.8	0.1
Total	$50.0	$39.0		$9.8	$1.2

September 30, 2016
Bank of America - China (1)	$28.4	$27.3	4.0%	$—	$1.1
Bank of Communications - China (2)	22.5	11.1	5.2%	10.5	0.9
Total	$50.9	$38.4		$10.5	$2.0

(1)
The borrowing limit of this facility is denominated in U.S. dollars. This line of credit is secured by a standby letter of credit drawn on the ABL Facility covering at least 110% of the facility’s borrowing limit amount. Borrowings under the line of credit are payable in full within 12 months of the date of the advance.

(2)
The borrowing limit of this facility is denominated in RMB. This line of credit is secured by a standby letter of credit drawn on the ABL Facility covering at least 100% of the facility’s borrowing limit amount. Borrowings under the line of credit are payable in full within 12 months of the date of the advance.

Long-Term Debt

ABL Facility

The ABL Facility provides for revolving credit financing including a U.S. Tranche of up to $505.0 million, a Canadian Tranche of up to the U.S. dollar equivalent of $40.0 million and a FILO Tranche up to $30.0 million. Provided no default or event of default then exists or would arise therefrom, the ABL Borrowers have the option to request that the ABL Facility be increased by an aggregate amount, when included with any incremental borrowings issued under the Term Loan Facility, not to exceed $175.0 million.

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

The weighted average interest rate on borrowings under the ABL Facility was 2.25% at December 31, 2016. Solutions had the U.S. dollar equivalent of $74.3 million in outstanding letters of credit under the ABL Facility at December 31, 2016. The collective credit availability under the U.S. and Canadian Tranches of the ABL Facility was the U.S. equivalent of $222.8 million at December 31, 2016. There was $0.5 million availability under the FILO Tranche at December 31, 2016. The ABL Facility matures on June 9, 2021.

Obligations under the ABL Facility are secured by a first priority lien on all ABL first lien collateral, including eligible inventory and accounts receivable of the ABL Borrowers, and a second priority lien on all Term Loan first lien collateral including outstanding equity interests of the Borrower and certain of the other subsidiaries of Holdings, in each case, subject to certain limitations; provided, that no ABL Facility first lien collateral or Term Loan Facility first lien collateral owned by the Canadian Borrower secure the obligations owing under the U.S. tranche of the ABL Facility. These accounts receivable and inventory totaled $566.2 million in the aggregate as of December 31, 2016.

Fees paid to the lenders during the fiscal year ended September 30, 2016 in connection with the ABL Facility totaled $6.8 million and were recorded as debt issuance costs in Other non-current assets on the condensed consolidated balance sheets to be amortized as interest expense over the remaining term of the ABL Facility. See Note 4.

As of December 31, 2016, the ABL Borrowers were in compliance with the covenants of the ABL Facility.

Term Loan Facility

The Term Loan Facility provides secured debt financing in an aggregate principal amount of up to $655.0 million and the right, at Solutions’ option, to request additional tranches of term loans in an aggregate principal amount, when included with any incremental borrowings issued under the ABL Facility, of up to $175.0 million, plus unlimited additional amounts such that the aggregate principal amount of indebtedness outstanding at the time of incurrence does not cause the Secured Net Leverage Ratio, calculated on a pro forma basis, to exceed 4.1 to 1.0. Availability of such additional tranches of term loans is subject to the absence of any default and, among other things, the receipt of commitments by existing or additional financial institutions. Borrowings under the Term Loan Facility bear interest at the borrower’s option at either (i) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 1.0%, plus an applicable margin of 4.25% or (ii) a base rate determined by reference to the highest of (a) the prime commercial lending rate published by Bank of America, N.A. as its "prime rate," (b) the federal funds effective rate plus 0.50% and (c) a one-month LIBOR rate plus 1.0%, plus an applicable margin of 3.25%. Commencing with the quarter ended September 30, 2016, Solutions is required to make scheduled quarterly payments in an aggregate annual amount equal to 1.0% of the aggregate principal amount of the initial term loans made on the Closing Date of the Mergers, with the balance due at maturity. The interest rate for the Term Loan Facility was 5.25% at December 31, 2016. The Company amortized $0.2 million of debt discount to interest expense during the three months ended December 31, 2016. The Term Loan Facility matures on June 9, 2023.

Additionally, the Term Loan Facility agreement requires Solutions to make mandatory principal payments on an annual basis, with the first required calculation determined at fiscal year end (September 30, 2017), if cash flows for the year, as defined in the Term Loan Facility exceed certain levels specified in the Term Loan Facility. Solutions generally has the right to prepay loans in whole or in-part, without incurring any penalties for early payment.

As of December 31, 2016, Solutions was in compliance with the covenants of the Term Loan Facility.

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

Debt Issuance Cost Amortization

Amortization expense included in interest expense related to debt issuance costs of the Term Loan Facility was $0.5 million for the three months ended December 31, 2016. Amortization expense included in interest expense related to debt issuance costs of the Predecessor Term Loan Facility and the Notes were $1.1 million for the three months ended December 31, 2015.

Capital Lease Obligations

The capital lease obligation balance of $37.3 million as of December 31, 2016 is primarily associated with the Ryder Lease and the Montgomery Lease. The Ryder Lease obligation excludes decreasing annual interest payments ranging from $1.1 million to $0.4 million, for aggregate interest payments totaling $4.5 million. The Montgomery Lease obligation excludes decreasing annual interest payments ranging from $1.0 million to $0.1 million, for aggregate interest payments of $14.4 million. See Note 5.

8. Derivatives

Prior to the Business Combination, the Predecessor was a party to interest rate swap agreements of varying expiration dates through March 2017, to help manage the exposure to interest rate risk related to the variable-rate Predecessor Term Loan Facility. The interest rate swaps were accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in the fair value of the swaps were recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains and losses resulting from changes in the fair value applicable to the ineffective portion, if any, were reflected in income. Gains and losses recorded in other comprehensive income were reclassified into and recognized in income when the interest expense on the Predecessor Term Loan Facility was recognized. During the three months ended December 31, 2015 the Predecessor reclassified $0.2 million into and recognized in income realized losses on the interest rate swaps, which were recorded in interest expense. The Predecessor recorded $0.1 million in unrealized gains on the interest rate swaps (net of reclassification into income) for the three months ended December 31, 2015, which was recorded in other comprehensive income. No new interest rate swap agreements have been entered into.

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

9. Fair Value Measurements

The accounting standard for fair value measurements establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy is as follows:

● Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

● Level 2—Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

● Level 3—Prices or valuation models that require inputs that are both significant to the fair value measurement and less observable for objective sources (i.e., supported by little or no market activity).

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

The carrying values of borrowings outstanding under the Credit Facilities approximate fair value at December 31, 2016 and September 30, 2016, primarily due to their variable interest rate. The estimated fair value of these instruments is classified by the Company as a Level 3 measurement within the fair value hierarchy due to the varying interest rate parameters as outlined in the respective loan agreements.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

In addition to the financial instruments that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a non-recurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges or as part of a business combination. As discussed in Note 3, during the three months ended December 31, 2016, the Company recorded non-recurring fair value measurements related to its asset acquisition. In addition, in the fiscal year ended September 30, 2016, the Company recorded non-recurring fair value measurements related to the Business Combination. These fair value measurements were classified as Level 3 within the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Contingent Consideration

The fair value of the contingent consideration related to the Deferred Cash Consideration as discussed in Note 3 was $42.9 million and $35.0 million as of December 31, 2016 and September 30, 2016, respectively. The measurement of the contingent consideration related to the Deferred Cash Consideration is classified by the Company as a Level 3 measurement within the fair value hierarchy. In order to estimate the fair value of the Deferred Cash Consideration, the Company estimates the value of the Excess Shares using a Monte Carlo simulation model with the market price of the Company’s common stock at each valuation date being a significant input to this model. Unobservable inputs to the valuation are the expected volatility during the applicable period as well as a marketability discount to reflect the illiquidity of the Excess Shares given their terms. An increase in the market price of the Company’s common stock has the same directional effect on the value of the liability related to the Deferred Cash Consideration. An increase in the volatility and marketability discount will lower the value of the liability related to the Deferred Cash Consideration.

The fair value of the liability for the contingent consideration related to the TRA as discussed in Note 3 was $86.1 million and $83.4 million as of December 31, 2016 and September 30, 2016, respectively. The liability for the contingent consideration related to the TRA is classified by the Company as a Level 3 measurement within the fair value hierarchy. The Company estimates the fair value of the liability for the contingent consideration related to the TRA based on a discounted cash flow model which incorporates assumptions of projected taxable income, projected income tax liabilities and an estimate of tax benefits expected to be realized as a result of the Business Combination. Key inputs to the valuation are prevailing tax rates and market interest rates impacting the discount rate. An increase in the discount rate will lower the value of the liability related to the TRA and an increase in prevailing tax rates will increase the value of the liability related to the TRA.

Changes in the fair value of the contingent consideration obligations for the three months ended December 31, 2016 are included in Operating income (loss) in the condensed consolidated statement of operations and were as follows:

	TRA	Deferred Cash Consideration	Total Fair Value
Contingent consideration as of September 30, 2016	$83.4	$35.0	$118.4
Change in fair value of contingent consideration	2.7	7.9	10.6
Contingent consideration as of December 31, 2016	$86.1	$42.9	$129.0

Significant changes in the estimates and inputs used in determining the fair value of the contingent consideration could have a material impact on the amounts recognized as a component of Operating income (loss) in future periods.

Predecessor Interest Rate Swaps

Prior to the Business Combination, the Predecessor was a party to interest rate swap agreements of varying expiration dates through March 2017 to help manage the Predecessor’s exposure to interest rate risk related to its variable-rate Predecessor Term Loan Facility. At December 31, 2015, the Company recorded $0.3 million in Accrued expenses and other liabilities and less than $0.1 million in Other non-current liabilities in the condensed consolidated balance sheet related to these instruments.

As a result of the Business Combination, the Predecessor Term Loan Facility was extinguished and the related interest rate swap agreements were terminated. No new interest rate swap agreements have been put in place to manage interest rate exposure associated with the Term Loan Facility.

During the three months ended December 31, 2016 and 2015, the Company and the Predecessor did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

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

During the three months ended December 31, 2016, the Company granted 50,000 PSUs to an employee. The performance aspect of the PSUs vests on June 30, 2019, entitling the recipient to receive a certain number of shares of the Company’s common stock, based on the Company’s achievement of the performance goals included in the PSUs. Depending on the performance of the Company’s common stock during the approximate three-year performance period, a recipient of the award is entitled to receive a number of common shares equal to a percentage, ranging from 0% to 200%, of the initial award granted, with a 35% total shareholder return entitling the recipient to receive 100% of the award granted. As a result, the Company may issue up to 100,000 shares of the Company’s common stock related to these awards. If the Company’s total shareholder return for the performance period is negative, then the number of units ultimately awarded is based on the Company’s achievement of its cumulative Adjusted EBITDA target, as defined by the PSU agreement, during the performance period. If total shareholder return is between negative 15% and 0%, a recipient is entitled to receive a number of shares of stock between 50% and 70% of the number of PSUs granted. If the cumulative Adjusted EBTIDA target is not met, or the total shareholder return is less than negative 15%, no shares of the Company’s common stock will be issued. The Company used the Monte Carlo simulation model to estimate the fair value of the PSU awards at the grant date, considering the probability of satisfying the various performance criteria. The resulting grant date fair value is recognized as expense on a straight-line basis from the grant date through the end of the performance period. The assumptions used in the Monte Carlo simulation model for PSUs included an expected stock price volatility of 40% based on a peer group of similar companies, an expected dividend yield of 0%, an expected term of approximately three years, and a risk-free interest rate of 0.93%.

The following table summarizes PSU activity during the three months ended December 31, 2016:

	PSUs	Average Grant Date Fair Value Per Unit
Unvested PSUs at September 30, 2016	1,542,500	$9.12
Grants	50,000	6.09
Vested	—	—
Forfeited/Canceled	(10,000)	9.13
Unvested PSUs at December 31, 2016	1,582,500	$9.02

The PSU awards are accounted for as equity instruments, and the Company recognized compensation expense of $1.1 million as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations for the three months ended December 31, 2016 related to the PSUs. As of December 31, 2016, the outstanding PSUs had a weighted-average remaining contract life of 2.6 years. As of December 31, 2016, there was $11.2 million of total unrecognized compensation expense related to non-vested PSUs.

During the fiscal year ended September 30, 2016, the Company also granted 64,518 shares of restricted stock to certain of the Company's non-employee directors under the 2016 LTIP. The restricted stock will vest on the anniversary of the grant date provided the director continues his services as a director of the Company. The fair value of the restricted stock was determined by the closing price of the Company's common stock on the date of grant.

The following table summarizes restricted stock activity during the three months ended December 31, 2016:

	Shares of Restricted Stock	Average Grant Date Fair Value Per Unit
Restricted stock at September 30, 2016	64,518	$9.27
Grants	—	—
Vested	—	—
Forfeited/Canceled	—	—
Restricted stock at December 31, 2016	64,518	$9.27

The restricted stock awards are accounted for as equity instruments, and the Company recognized compensation expense of $0.2 million as a component of Selling, general and administrative expenses on the condensed consolidated statement of operations during the three months ended December 31, 2016 related to the restricted stock. As of December 31, 2016, there was $0.3 million of total unrecognized compensation expense related to restricted stock, and a weighted average remaining life of 0.6 years.

During the fiscal year ended September 30, 2016, TPG entered into agreements with certain of the Company's officers and employees to award a total of 100,000 shares of restricted stock to such officers and employees from shares of the Company's common stock owned by TPG. These awards vest in equal amounts over a three-year period provided that such officers and employees continue their employment with the Company. The Company recognized compensation cost of $0.1 million as a component of Selling, general and administrative expenses on the condensed consolidated statement of operations during the three months ended December 31, 2016 related to these awards. As of December 31, 2016, there was $0.8 million of total unrecognized compensation cost related to these awards, and a weighted average remaining life of 2.4 years.

While these awards were not made pursuant to the 2016 LTIP, they constitute equity-based compensation and therefore will count against the 2016 LTIP's share reserve to the extent the awards vest.

During the three months ended December 31, 2016, the Company granted certain employees a total of 28,000 RSUs that vest equally over a three year period on the anniversary of the grant date provided the employee remains employed by the Company. Upon vesting, the recipients will receive a share of common stock in the company for each RSU awarded. The fair value of these RSUs was determined based on the closing price of the Company’s stock on the grant date.

The following table summarizes restricted stock activity during the three months ended December 31, 2016:

	RSUs	Average Grant Date Fair Value Per Unit
Unvested RSUs at September 30, 2016	—	$—
Grants	28,000	7.28
Vested	—	—
Forfeited/Canceled	—	—
Unvested RSUs at December 31, 2016	28,000	$7.28

The RSUs are accounted for as equity instruments, and the Company recognized compensation cost of less than $0.1 million as a component of Selling, general and administrative expenses on the condensed consolidated statement of operations during the three months ended December 31, 2016 related to the RSUs. As of December 31, 2016, there was $0.3 million of total unrecognized compensation cost related to the RSUs, and a weighted average remaining life of 2.9 years.

The Company also awarded 10,500 phantom RSU awards and 10,000 phantom PSU awards to certain non-U.S. employees. The phantom RSUs vest equally over a three-year period on the anniversary of the grant date while the phantom PSUs vest under the same conditions as the PSU awards described above. Upon vesting and provided the employee remains employed by the Company at that time, the awards will be settled in cash. In accordance with ASC 718, these specific phantom RSU and phantom PSU awards are accounted for as a liability, with the awards remeasured at the end of each reporting period based on the closing price of the Company’s common stock or using a Monte Carlo simulation model, as applicable. Compensation expense is recognized ratably on a straight-line basis over the requisite service period. An immaterial amount of compensation expense was recognized during three months ended December 31, 2016 related to these awards.

As of December 31, 2016, there were 7,204,482 shares of the Company’s common stock available for issuance under the 2016 LTIP.

Defined Contribution Plans

Qualifying employees of the Company are eligible to participate in the Solutions 401(k) Plan. The 401(k) Plan is a defined contribution plan designed to allow employees to make tax deferred contributions as well as company contributions, designed to assist employees of the Company and its affiliates in providing for their retirement. The Company matches 100% of employee contributions up to 4.0%. The Company makes an additional contribution to the 401(k) Plan of 1.5%, 3.0%, or 4.5%, based upon years of service of one to ten years, eleven to twenty years and twenty-one years or more, respectively. A version of the 401(k) Plan is also available for qualifying employees of the Company in its foreign subsidiaries.

The following summarizes contributions to the plans described above:

	Successor	Predecessor
	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Contributions recorded as a component of cost of sales and operating expenses	$1.0	$1.0
Contributions recorded as a component of selling, general and administrative expenses	1.6	1.5
Total contributions	$2.6	$2.5

Predecessor Equity Plan

The Predecessor previously issued unregistered Series B units in Holdings to directors and certain officers and employees. The units issued were initially unvested, and with respect to units issued to certain officers and employees, 50% of the Series B units would vest 20% annually over a five-year period (“Time-Based Units”) and 50% of the Series B units would vest in accordance with a performance-based schedule that was divided into five separate and equal twelve month periods (“Performance-Based Units”). The Board of Directors of the Predecessor established EBITDA-based performance targets for purposes of determining vesting of the Performance-Based Units. Further, all Performance-Based Units would automatically vest upon a liquidity event, provided the award holder remained employed through the date of the liquidity event. The Series B Units were accounted for as equity instruments, and the Predecessor recognized compensation expense of $0.3 million as a component of Selling, general and administrative expenses on the condensed consolidated statement of operations during the three months ended December 31, 2015 related to these awards.

All vested and unvested Series B units in existence as of the closing of the Business Combination were exchanged for equity interests of New Holdco, which received a portion of the consideration paid to the Selling Equityholders in the Company Merger in exchange for such Series B Units.

11. Equity

Common Stock
The authorized common stock of the Company consists of 300,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2016, there were 89,286,936 shares of common stock issued and outstanding, which includes the 12,476,250 Founder Shares.
Founder Shares
As of December 31, 2016 there were 12,476,250 Founder Shares. These Founder Shares are subject to forfeiture on the tenth anniversary of the Closing Date unless:

•
with respect to 50% of such Founder Shares, the last sale price of the Company’s common stock as quoted on NASDAQ equals or exceeds $12.50 per share (as adjusted for stock splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period; and

•
with respect to the remaining 50% of such Founder Shares, the last sale price of the Company’s common stock equals or exceeds $15.00 per share (as adjusted for stock splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period; or

•
the post-combination company completes a liquidation, merger, stock exchange or other similar transaction that results in all or substantially all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property or any transaction involving a consolidation, merger, proxy contest, tender offer or similar transaction in which the post-combination company is the surviving entity which results in a change in the majority of the Company’s board of directors or management team or the Company’s post-combination stockholders immediately prior to such transaction ceasing to own a majority of the surviving entity immediately after such transaction.

The Founder Shares will not participate in dividends or other distributions with respect to the shares prior to these targets being met, whereupon the Founder Shares shall be entitled to all dividends and distributions paid on the common stock after the Business Combination as if they had been holders of record entitled to receive distributions on the applicable record date.
Warrants
As of December 31, 2016 there were 50,025,000 warrants outstanding to purchase 25,012,500 shares of common stock at an exercise price of $11.50 per share.

Preferred Stock
The authorized preferred stock of the Company consists of 1,000,000 shares. As of December 31, 2016, there were no shares of preferred stock issued and outstanding.
12. Earnings per Share

A reconciliation of the numerators and denominators of the basic and diluted per share computation follows. No such computation is necessary for the Predecessor period as the Predecessor was organized as a limited liability company and did not have publicly traded common shares.

Three Months Ended December 31, 2016
Basic:
Net loss	$(8.3)
Weighted average number of common shares outstanding during the period	76,746,168
Net loss per common share - basic	$(0.11)

Diluted:
Net loss	$(8.3)
Denominator for diluted earnings per share:
Weighted average number of common shares outstanding during the period	76,746,168
Incremental common shares attributable to outstanding dilutive options and unvested restricted shares	—
Denominator for diluted earnings per common share	76,746,168
Net loss per common share - diluted	$(0.11)

For the three months ended December 31, 2016, there were 12,476,250 Founder Shares excluded from the basic and diluted computations because such shares were subject to forfeiture, 1,582,500 PSU awards which were not included in the computation of diluted shares outstanding because performance targets and/or market conditions were not yet met for these awards. Diluted shares outstanding also did not include 25,012,500 shares of common stock issuable on the exercise of 50,025,000 warrants because the warrants were out-of-the-money and their impact on the Company’s net loss is anti-dilutive for the three months ended December 31, 2016. As of December 31, 2016, the 64,518 shares of unvested restricted stock awards issued to directors and 28,000 shares of restricted stock units awarded to employees were not included in the diluted share calculation as their impact on the Company’s net loss would have been anti-dilutive.

13. Commitments, Contingencies and Litigation

Operating Leases

The Company is a lessee of office buildings, retail outlets, transportation equipment, warehouses and storage facilities, other equipment, facilities and properties under operating lease agreements that expire at various dates. Rent expense (including rentals under short-term leases) was $6.4 million for the three months ended December 31, 2016 and $6.2 million for the three months ended December 31, 2015.

Future minimum non-cancellable rental payments as of December 31, 2016 are as follows:

2017	$14.9
2018	12.7
2019	9.5
2020	5.8
2021	5.3
Thereafter	6.0
Total	$54.2

Capital Leases

The Company leases certain equipment and facilities under capital lease agreements. As of December 31, 2016 future minimum lease payments under capital leases were as follows:

2017	$7.1
2018	7.1
2019	7.2
2020	7.0
2021	6.9
Thereafter	40.4
Total minimum capital lease payments	75.7
Less amount representing executory costs	(19.1)
Less amount representing interest	(18.9)
Present value of net minimum capital lease payments	$37.7

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

In July 2014, Ashland filed a lawsuit numbered Ashland Inc. v. Nexeo Solutions, LLC, Case No. N14C-07-243 JTV CCLD, in the Superior Court for the State of Delaware in and for New Castle County.  In the suit, Ashland seeks a declaration that, pursuant to the ADA Purchase Agreement, Solutions is obligated to indemnify Ashland for losses Ashland incurs pertaining to the Other Retained Remediation Liabilities, up to the amount of the aggregate $5.0 million deductible applicable to expenses incurred by Solutions, whether or not Solutions incurs any expenses or obtains any indemnity from Ashland.  Ashland further alleges that Solutions has breached duties related to the ADA Purchase Agreement by not having so indemnified Ashland for amounts Ashland has incurred for Other Retained Remediation Liabilities at sites where Ashland disposed of wastes prior to the Ashland Distribution Acquisition, and on that basis seeks unspecified compensatory damages, costs and attorney’s fees.  The Company disagrees with Ashland’s construction of the ADA Purchase Agreement and is vigorously defending the lawsuit. The Company does not currently have any environmental or remediation reserves for matters covered under the ADA Purchase Agreement.

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

14. Related Party Transactions

Contingent Consideration Obligations Pursuant to the TRA and the Merger Agreement

Subsequent to the Business Combination, TPG beneficially owns approximately 35% of the Company’s common stock, including Founder Shares, and is considered a related party of the Successor. In connection with the Business Combination, TPG became a party to the TRA and obtained the right to receive the Deferred Cash Consideration pursuant to the Merger Agreement. The fair value of these contingent consideration liabilities was $129.0 million as of December 31, 2016, and is recorded in Due to related party pursuant to contingent consideration obligations on the Company’s condensed consolidated balance sheets. See Note 3 and Note 9.

Predecessor - Other Agreements with TPG

The Predecessor entered into agreements with TPG, including a management services agreement pursuant to which the Predecessor paid TPG management fees and also consulting fees for services provided. The fees incurred in connection with this agreement were recorded in Selling, general and administrative expenses in the condensed consolidated statements of operations. As a result of the Business Combination on the Closing Date, TPG and the Predecessor terminated the management services agreement and their rights and obligations thereunder.

The table below summarizes activity recorded during the respective periods related to the items described above:

	Successor	Predecessor
	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Sales to TPG related entities	$0.7	$1.0
Amounts included in Selling, general and administrative expenses
Management fees to TPG	$—	$0.9
Consulting fees to TPG	$—	$0.1

There were no purchases from TPG related entities in the Successor or Predecessor periods.

TPG related entities owed the Company $0.7 million at December 31, 2016 and $0.6 million at September 30, 2016 which were included in Accounts and notes receivable in the Company’s condensed consolidated balance sheets.

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

Holdings is organized as a limited liability company and is taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, Holdings is not subject to U.S. income taxes. Accordingly, Blocker and Nexeo Solutions, Inc. report their share of Holdings’ taxable income earned after the Closing Date on their respective U.S. federal tax return.

Income tax benefit for the three months ended December 31, 2016 was $2.7 million on a pre-tax loss of $11.0 million for the Successor compared to the income tax expense of $1.3 million on pre-tax income of $5.6 million for the three months ended December 31, 2015 for the Predecessor. The current period tax benefit was largely attributable to income tax benefits on U.S. operations related to deferred taxes. The prior period tax expense was largely attributed to foreign income tax expense on profitable foreign operations.

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

At December 31, 2016 and September 30, 2016, the valuation allowance was $3.2 million and $2.8 million, respectively, primarily relating to Nexeo Plaschem operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at December 31, 2016, management believes it is more likely than not that it will realize the majority of its deferred tax assets.

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

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of Income tax expense in the condensed consolidated statements of operations. There was an insignificant amount of interest and penalties recognized during all periods. As of December 31, 2016 and September 30, 2016, the Company had $0.6 million and $1.2 million, respectively, related to uncertain tax positions, including related accrued interest and penalties. This decrease was related to the release of uncertain tax provisions from the prior year and lapses in statutory tax periods.

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

The Chief Executive Officer is the Chief Operating Decision Maker. The Chief Operating Decision Maker reviews operating results in order to make decisions, assess performance and allocate resources to each line of business. In order to maintain the focus on line of business performance, certain expenses are excluded from the line of business results utilized by the Company’s Chief Operating Decision Maker in evaluating line of business performance. These expenses include certain depreciation and amortization, selling, general and administrative expense, corporate items such as transaction related costs, interest and income tax expense. These items are separately delineated to reconcile to reported net income. No single customer accounted from more than 10% of revenues for any line of business for each of the periods reported. Intersegment revenues were insignificant.

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

Summarized financial information relating to the Company’s lines of business is as follows:

	Successor	Predecessor
	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Sales and operating revenues
Chemicals	$352.4	$378.7
Plastics	412.5	418.5
Other	29.9	30.5
Total sales and operating revenues	$794.8	$827.7
Gross profit
Chemicals	$42.7	$47.3
Plastics	36.0	40.6
Other	5.7	7.3
Total gross profit	$84.4	$95.2
Selling, general & administrative expenses	74.5	74.7
Transaction related costs	0.8	1.0
Change in fair value related to contingent consideration obligations	10.6	—
Operating income (loss)	(1.5)	19.5
Other income	2.4	1.7
Interest income (expense)
Interest income	0.1	—
Interest expense	(12.0)	(15.6)
Income (loss) before income taxes	$(11.0)	$5.6

	December 31, 2016	September 30, 2016
IDENTIFIABLE ASSETS
Chemicals	$646.0	$656.8
Plastics	677.2	708.7
Other	83.1	85.0
Total identifiable assets by reportable segment	1,406.3	1,450.5
Unallocated assets	624.1	628.4
Total assets	$2,030.4	$2,078.9

Goodwill amounts by reportable segment at December 31, 2016 are based on the preliminary allocation of the purchase consideration of the Business Combination as of the Closing Date. Accordingly, the amounts allocated to goodwill are subject to adjustments that could have a material impact on total goodwill and goodwill by reportable segment. See Note 3.

Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Successor	Predecessor
	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
U.S.	$587.4	$625.4
Canada	36.9	36.0
Other North America	12.5	12.4
Total North America Operations	$636.8	$673.8
EMEA	96.9	104.7
Asia	61.1	49.2
Total	$794.8	$827.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on December 8, 2016. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.

The terms “the Company,” “us,” “our” and “we” and similar terms in this report refer to Nexeo Solutions, Inc. and its consolidated subsidiaries.

Overview

The Company is the result of the Business Combination between WLRH and Holdings that closed on June 9, 2016 and is referred to as the “Successor.” The “Predecessor” financial information reflects the operations of Holdings prior to the Closing Date of the Business Combination.

We are a global distributor of chemicals products in North America and Asia and plastics products in North America, EMEA, and Asia. In connection with the distribution of chemicals products, we provide value-added services such as custom blending, packaging and repackaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development. We also provide environmental services, including waste collection, recovery and arrangement for disposal services and recycling in North America, primarily in the U.S., through our Environmental Services line of business.

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

We distribute our broad product portfolio through a supply chain consisting of approximately 170 owned, leased or third-party warehouses, rail terminals and tank terminals globally with a private fleet of approximately 1,000 units, primarily in North America.

We currently employ approximately 2,550 employees globally.

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

Inflation. Our average selling prices generally rise in inflationary price environments as producers and suppliers raise the market prices of the products that we distribute. During inflationary periods our customers maximize the amount of inventory they carry in anticipation of even higher prices and consequently, this environment of excess demand favorably impacts our volumes sold, revenues and gross profit due to the lag between rising prices and our cost of goods sold. The reverse is true in deflationary price environments. Deflationary forces create an environment of overcapacity, driving market prices of products downward, and we must quickly adjust inventories and buying patterns to respond to price declines. Our primary objective is to replace inventories at lower costs while maintaining or enhancing unit profitability.

Some of our assets and liabilities, primarily cash, receivables, inventories and accounts payable, are impacted by commodity price inflation because they are indirectly affected by market prices of raw materials for our products. However, to the extent that we are able to manage our working capital in periods of changing prices, the overall impact of inflation on our net working capital is generally not significant.

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

Outlook

General. We have operations in North America, EMEA and Asia. As a result, our business is subject to broad, global and regional macroeconomic factors. These factors include:

•	the general state of the economy, specifically inflationary or deflationary trends, GDP growth rates and commodity/feedstock price movements;

•	unemployment levels;

•	government regulation and changes in governments;

•	fiscal and monetary policies of governments, including import and export tariffs, duties and other taxes;

•	general income growth and the consumption rates of products; and

•	rates of technological change in the industries we serve.

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

The global markets have stabilized during the first quarter of our fiscal year 2017 and the decline in U.S. industrial production has slowed. However, global market pricing remains weak as supply and demand imbalances continue to create pricing compression which negatively impacts gross margin on the products we distribute. Nonetheless, through our diversified customer base and use of our proprietary pricing tool we have been able to mitigate some of the effects of the global market environment.

The following is a summary of GDP, oil price and U.S. Industrial Production Index fluctuations in our various regions of operations by fiscal quarter.

	Q1 17 v Q1 16	Q4 16 v Q4 15	Q3 16 v Q3 15	Q2 16 v Q2 15
North America
U.S. GDP Growth	1.9%	1.7%	1.3%	1.6%
U.S. Industrial Production Index	(0.3)%	(1.0)%	(1.1)%	(1.6)%
West Texas Intermediate Crude Oil Average Price Increase (Decrease)	16.9%	(3.4)%	(21.2)%	(30.8)%
EMEA
Euro Area GDP Growth	1.8%	1.8%	1.6%	1.7%
Brent Crude Oil Average Price Increase (Decrease)	14.3%	(8.4)%	(25.9)%	(36.1)%
Asia
China GDP Growth (1)	6.7%	6.7%	6.7%	6.7%
(1) As reported by the Chinese government.

Overall GDP growth remains below 2.0% for many of the countries in which we operate. The stagnant economic environment translated into flat sales volumes, while oversupply drove lower average selling prices during the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. In terms of currency, the U.S. dollar has continued to strengthen over the prior comparable period against most other currencies in which we transact. As a result of these factors, reported dollar revenues and gross profit have been negatively impacted in many of our regional operations.

North America

The North American economic environment continued to stabilize during the first quarter of fiscal year 2017. U.S. GDP has increased in the first fiscal quarter of 2017 as compared to first fiscal quarter of 2016, and the inflation rate has increased to 2.1% for the first fiscal quarter of 2017, driven in part by energy prices.

In terms of currency, the strength of the CAD remained unchanged when compared against the U.S. dollar in the first fiscal quarter of 2017 following slight declines during the fiscal year ended September 30, 2016. The Peso weakened in value against the U.S. dollar in the first fiscal quarter of 2017, although the impact associated with this weakening has not been material to our results of operations.

EMEA

In Europe, we conduct business primarily in the Western European countries. Economic growth in Europe is expected to continue at a modest pace through 2018. Overall GDP growth has remained slow with many Western European nations experiencing growth below 3.0%.

In terms of currency, the euro and the other European currencies weakened versus the U.S. dollar in the first fiscal quarter of 2017 following declines during fiscal year 2016, which affected among other items, the reported dollar revenues and gross profit from our European operations.

The market prices for the products we sell in Europe are typically correlated to the cost of Brent Crude as these operations are primarily based on the distribution of commodity plastics products and most products are sourced in Europe. However, while oil prices have increased during the first fiscal quarter of 2017, the oversupply in the market has not allowed average selling prices to increase.

Asia

Our operations in Asia are concentrated mainly in China. Recent GDP growth in China, as reported by the Chinese government, has remained flat, primarily due to weaker manufacturing, construction and exports, slightly offset by a growth in services and consumption.

In terms of currency, the RMB continued to decline against the U.S. dollar during the first fiscal quarter of 2017 following declines during fiscal year 2016, which affected, among other items, the reported dollar revenues and gross profit from our operations in China.

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

Certain Factors Affecting Comparability to Prior Period Financial Results

Prior to the Business Combination, WLRH operated as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. After the Business Combination our results of operations are not directly comparable to historical results of the operations for the periods presented, primarily because:

•
In connection with the Business Combination, certain assets and liabilities had fair value adjustments applied to the Predecessor’s condensed consolidated financial statements on the Closing Date, most notably:

◦	Intangible assets;

◦	Plant, property and equipment;

◦	Goodwill; and

◦	Taxes

•	Further, in connection with the Business Combination, we have recognized certain contingent liabilities. See Note 3 to our condensed consolidated financial statements.

As a result of the factors listed above, historical results of operations and other financial data, as well as period-to-period comparisons of these results, may not be comparable or indicative of future operating results or future financial condition.

Results of Operations

Three Months Ended December 31, 2016 (Successor) compared with Three Months Ended December 31, 2015 (Predecessor)

The Successor and Predecessor periods include operating results for the full three months ended December 31, 2016 and December 31, 2015, respectively.

	Successor	Predecessor			Percentage of Sales and Operating Revenues For the
	Three Months Ended December 31,	Three Months Ended December 31,	Period Over Period Favorable (Unfavorable)		Three Months Ended December 31,
(in millions)	2016	2015	$ Change	% Change	2016	2015
Sales and operating revenues
Chemicals	$352.4	$378.7	$(26.3)	(6.9)%	44.3%	45.8%
Plastics	412.5	418.5	(6.0)	(1.4)%	51.9%	50.6%
Other	29.9	30.5	(0.6)	(2.0)%	3.8%	3.6%
Total sales and operating revenues	$794.8	$827.7	$(32.9)	(4.0)%	100.0%	100.0%

Gross profit
Chemicals	$42.7	$47.3	$(4.6)	(9.7)%	12.1%	12.5%
Plastics	36.0	40.6	(4.6)	(11.3)%	8.7%	9.7%
Other	5.7	7.3	(1.6)	(21.9)%	19.1%	23.9%
Total gross profit	$84.4	$95.2	$(10.8)	(11.3)%	10.6%	11.5%

Selling, general and administrative expenses	$74.5	$74.7	$0.2	0.3%	9.4%	9.0%
Transaction related costs	0.8	1.0	0.2	20.0%	0.1%	0.1%
Change in fair value of contingent consideration obligations	10.6	—	(10.6)	*	1.3%	—%
Operating income (loss)	(1.5)	19.5	(21.0)	(107.7)%	(0.2)%	2.4%
Other income	2.4	1.7	0.7	41.2%	0.3%	0.2%
Interest expense, net	(11.9)	(15.6)	3.7	23.7%	(1.5)%	(1.9)%
Income (loss) before income taxes	(11.0)	5.6	(16.6)	(296.4)%	(1.4)%	0.7%
Income tax expense (benefit)	(2.7)	1.3	4.0	*	(0.3)%	0.2%
Net income (loss)	$(8.3)	$4.3	$(12.6)	(293.0)%	(1.0)%	0.5%

*      Not meaningful

Sales and operating revenues

Sales and operating revenues for the three months ended December 31, 2016 decreased $32.9 million, or 4.0% as compared to the three months ended December 31, 2015. The decrease in revenues was primarily attributable to declines in average selling prices in both chemicals and plastics of 4.4% resulting from oversupply market conditions caused by weaker industrial demand. Furthermore, revenue decreased $6.7 million, as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year.

Chemicals

Sales and operating revenues for the Chemicals line of business for the three months ended December 31, 2016 decreased $26.3 million, or 6.9% as compared to the three months ended December 31, 2015. This revenue decrease was primarily attributable to a decline of 4.8% in average selling prices across multiple product lines as a result of excess market supply and a 2.2% decline in sales volumes in North America and Asia caused by continued sluggish demand.

Plastics

Sales and operating revenues for the Plastics line of business for the three months ended December 31, 2016 decreased $6.0 million, or 1.4% as compared to the three months ended December 31, 2015. This revenue decrease was primarily attributable to a decrease in average selling prices of 5.0% across all of our operating regions as a result of lower commodity product prices partially offset by an increase in volume of 3.8%. To a lesser extent, revenues also decreased in North America due to a supplier disruption which resulted in limited availability to us of certain products we distribute on a regular basis. Additionally, revenue decreased $6.1 million as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar compared to the same period in the prior fiscal year.

Other

Sales and operating revenues for the Other segment for the three months ended December 31, 2016 decreased $0.6 million, or 2.0% as compared to the three months ended December 31, 2015. The decrease in revenues was primarily due to a shift in service mix toward on-site services during the period as compared to the same period in the prior fiscal year.

Gross profit

Gross profit declined $10.8 million or 11.3% for the three months ended December 31, 2016 compared to the three months ended December 31, 2015. The decrease in gross profit was primarily due to lower average selling prices as previously mentioned. Gross profit as a percentage of sales for the three months ended December 31, 2016 was 10.6% as compared to 11.5% for the three months ended December 31, 2015. Furthermore, gross profit decreased $0.6 million, as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year.

Chemicals

Gross profit declined $4.6 million or 9.7% for the three months ended December 31, 2016 compared to the three months ended December 31, 2015. Gross profit as a percentage of sales for the Chemicals line of business for the three months ended December 31, 2016 was 12.1% as compared to 12.5% for the three months ended December 31, 2015. The decrease in gross profit was primarily attributable to the decline in volumes and average selling prices. Furthermore, there was additional depreciation expense of approximately $1.3 million during the current period negatively affecting gross profit driven by the step up in fair value of property, plant and equipment as a result of the Business Combination. The decrease in gross profit was partially mitigated by product mix favorability, pricing initiatives and supply chain efficiencies.

Plastics

Gross profit declined $4.6 million or 11.3% for the three months ended December 31, 2016 compared to the three months ended December 31, 2015. Gross profit as a percentage of sales for the Plastics line of business for the three months ended December 31, 2016 was 8.7% as compared to 9.7% for the three months ended December 31, 2015. The decrease was primarily attributable to price compression associated with an excess supply in the market for certain commodity products and the impact of the weakening of the exchange rates of various currencies versus the U.S. dollar of $0.5 million as compared to the same period in the prior fiscal year. Additionally, there was a supplier disruption in North America resulting in limited availability to us of certain products we distribute on a regular basis. Furthermore, there was additional depreciation expense of approximately $0.5 million during the period negatively affecting gross profit driven by the step up in fair value of property, plant and equipment as a result of the Business Combination. The decrease in gross profit was partially mitigated by pricing initiatives and supply chain efficiencies.

Other

Gross profit declined $1.6 million or 21.9% for the three months ended December 31, 2016 compared to the three months ended December 31, 2015. Gross profit as a percentage of sales for the Other segment for the three months ended December 31, 2016 was 19.1% as compared to 23.9% for the three months ended December 31, 2015. The decrease in gross profit was primarily due to a highly competitive marketplace and a shift in service mix toward on-site services during the period as compared to the same period in the prior fiscal year.
.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2016 decreased $0.2 million, or 0.3% as compared to the three months ended December 31, 2015. This decrease was primarily driven by lower marketing and travel costs of $0.8 million and lower consulting costs of approximately $0.5 million as a result of continued execution of productivity and cost management initiatives. These decreases were partially offset by increased depreciation and amortization expense of approximately $1.1 million primarily as a result of the Business Combination. Selling, general and administrative expenses for the three months ended December 31, 2016 included certain reorganization expenses of approximately $1.7 million.

Transaction related costs

We incurred transaction related costs of $0.8 million and $1.0 million in the three months ended December 31, 2016 and 2015, respectively, related to the Business Combination.

Changes in fair value of contingent consideration

We incurred a loss of $10.6 million in the three months ended December 31, 2016 related to the contingent consideration associated with the Deferred Cash Consideration and TRA. See Notes 3 and 9 to our condensed consolidated financial statements.

Other income

Other income for the three months ended December 31, 2016 was $2.4 million and was primarily due to the gain related to reimbursements received for certain capital expenditures incurred in connection with the relocation of certain operations. See Note 5 to our condensed consolidated financial statements. Other income for the three months ended December 31, 2015 was $1.7 million and was due to a gain on the sale of old private fleet tractors that were replaced with tractors under the Ryder Lease.

Interest expense, net

Interest expense, net for the three months ended December 31, 2016 was $11.9 million related to the Credit Facilities, along with the amortization of the costs associated with issuing the debt. Interest expense, net for the three months ended December 31, 2015 was $15.6 million primarily related to the Predecessor Credit Facilities and the Notes, along with the amortization of the costs associated with issuing the debt. The decrease in interest expense in the current period was primarily due to the redemption of the Notes in connection with the Business Combination.

Income tax expense

Income tax benefit for the three months ended December 31, 2016 was $2.7 million and is primarily attributable to U.S. operations related to deferred tax positions. Successor and Predecessor income taxes are generally not comparable as the Predecessor was organized as a limited liability company and taxed as a partnership for U.S. income tax purposes. Predecessor income tax expense for the three months ended December 31, 2015 was $1.3 million due to profitable foreign operations, primarily Canada and EMEA.

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

Capital Expenditures

Cash capital expenditures for the three months ended December 31, 2016 were $6.6 million and related primarily to facility improvements and additional information technology investments. We expect our aggregate capital expenditures for fiscal year 2017 (excluding acquisitions and assets acquired via capital leases) to be approximately $25.0-$30.0 million. These expenditures are expected to be primarily related to fixed asset replacements, improvements to our information technology infrastructure and additions of equipment and vehicles.

We are a party to the Montgomery Lease. The Montgomery Lease has a term of 15 years, with annual payments beginning at $1.1 million per year. The Montgomery Lease is accounted for as a capital lease and began in the first quarter of fiscal year 2017 at an initial cost and capital lease obligation of $13.2 million. The capital lease obligations balance was $37.3 million as of December 31, 2016 and is primarily associated with the Ryder lease and the Montgomery Lease. See Note 7 to our condensed consolidated financial statements.

Credit Facilities

ABL Facility

The ABL Facility provides for revolving credit financing including a U.S. Tranche of up to $505.0 million, a Canadian Tranche of up to the U.S. dollar equivalent of $40.0 million, and a FILO Tranche up to $30.0 million. The ABL Facility matures on June 9, 2021. Provided no default or event of default then exists or would arise therefrom, the ABL Borrowers have the option, at the beginning of each quarter, to request that the ABL Facility be increased by an aggregate amount, when included with any incremental borrowings issued under the Term Loan Facility, not to exceed $175.0 million.

Obligations under the ABL Facility are secured by a first priority lien on all ABL first lien collateral, including certain eligible inventory and accounts receivable, and a second priority lien on all Term Loan first lien collateral including outstanding equity interests of the Borrower and certain of the other subsidiaries of Holdings, in each case, subject to certain limitations; provided, that no ABL Facility first lien collateral or Term Loan Facility first lien collateral owned by the Canadian Borrower secure the obligations owing under the U.S. tranche of the ABL Facility.

The ABL Facility includes a letter of credit sub-facility, which permits up to $200.0 million of letters of credit under the U.S. Tranche (which may be denominated in U.S. dollars, euros or other currencies approved by the administrative agent and the issuing bank) and up to the U.S. dollar equivalent of $10.0 million of letters of credit under the Canadian Tranche (which may be denominated in CAD only). The ABL Facility also contains a FILO Tranche which can be used by any non-Canadian foreign subsidiary for loans or letters of credit up to an aggregate amount not to exceed $30.0 million

At December 31, 2016, we had $123.7 million in borrowings outstanding under the ABL Facility. Interest expense related to the ABL Facility, excluding amortization of debt issuance costs, was $1.3 million for the three months ended December 31, 2016.

As of December 31, 2016, we were in compliance with the covenants of the ABL Facility.

Term Loan Facility

The Term Loan Facility provides secured debt financing in an aggregate principal amount of up to $655.0 million and the right, at our option, to request additional tranches of term loans in an aggregate principal amount, when included with any incremental borrowings issued under the ABL Facility, amount up to $175.0 million, plus unlimited additional amounts such that the aggregate principal amount of indebtedness outstanding at the time of incurrence does not cause the consolidated Secured Net Leverage Ratio, calculated on a pro forma basis, to exceed 4.1 to 1.0. Availability of such additional tranches of term loans are subject to the absence of any default, and among other things, the receipt of commitments by existing or additional financial institutions.

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

At December 31, 2016, we had $651.7 million in borrowings outstanding under the Term Loan Facility. We are required to make mandatory principal payments on an annual basis, commencing with the fiscal year ending September 30, 2017, if cash flows for the year, as defined in the agreement, exceed certain levels specified in the agreement. Interest expense related to the Term Loan Facility, excluding original issue discount amortization and amortization of debt issuance costs, was $8.8 million for the three months ended December 31, 2016.

As of December 31, 2016, we were in compliance with the covenants of the Term Loan Facility.

Liquidity

The following table summarizes our liquidity position as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Cash and cash equivalents	$33.3	$47.5
ABL Facility availability	222.8	273.8
Total liquidity	$256.1	$321.3

Cash and Cash Equivalents

At December 31, 2016, we had $33.3 million in cash and cash equivalents of which $28.8 million was held by foreign subsidiaries, $25.3 million of which was denominated in currencies other than the U.S. dollar, primarily in euros and RMB. At December 31, 2016, we had $9.0 million in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from the SAFE. We do not anticipate any significant adverse impact to overall liquidity from potential limitations on the transfer or conversion of cash and cash equivalents.

ABL Facility

Under the ABL Facility, if as of any date of determination when Trigger Event Excess Availability (as defined in the ABL Facility) is below certain thresholds or upon certain defaults, we will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent, which will be used to repay outstanding loans and cash collateralized letters of credit. At December 31, 2016, Trigger Event Excess Availability under the ABL Facility was $222.8 million, which was $182.5 million in excess of the $40.3 million threshold that would trigger the foregoing requirements.

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

Cash Flows

The following table sets forth the major categories of our cash flows for the three months ended December 31, 2016 for the Successor and the three months ended December 31, 2015 for the Predecessor:

Major Categories of Cash Flows	Successor	Predecessor
(in millions)	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Net cash provided by (used in) operating activities	$(9.8)	$16.6
Net cash used in investing activities	(8.9)	(2.2)
Net cash provided by (used in) financing activities	5.3	(83.4)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.9)
Decrease in cash and cash equivalents	(14.2)	(69.9)
Cash and cash equivalents at the beginning of period	47.5	127.7
Cash and cash equivalents at the end of period	$33.3	$57.8

Three Months Ended December 31, 2016 (Successor) Compared to Three Months Ended December 31, 2015 (Predecessor)

Cash flows from operating activities

Net cash used in operating activities for the three months ended December 31, 2016 for the Successor was $9.8 million. Net loss of $8.3 million, adjusted for the gain related to reimbursement for certain capital expenditures incurred in connection with the relocation of certain operations and significant non-cash items such as depreciation and amortization expenses, amortization of debt issuance costs, provision for bad debt, deferred income taxes, equity based compensation expense, and changes relating to contingent consideration liabilities, collectively totaling $22.7 million, resulted in $14.4 million of cash inflow during the three months ended December 31, 2016. Additionally, cash flow was positively impacted by a decrease in accounts and notes receivable of $15.2 million, offset by a $38.6 million decrease in accounts payable. The decrease in accounts and notes receivable was driven primarily by lower sales volumes and falling selling prices experienced during the current period as well as timing of collections at period end. There were no significant changes in billing terms or collection processes during the current period. The decrease in accounts payable was driven by lower volumes and purchase prices during the current period. There was a decrease in inventories of $10.1 million during the three months ended December 31, 2016, which reflected the impact of improved inventory management and lower prices for inventory purchases. Additionally, there was a decrease in accrued expenses and other liabilities of $9.7 million which included the payment of the annual employee incentive compensation and an increase in other current assets of $0.6 million primarily driven by prepayments on certain inventory purchases. There was an additional decrease in other long-term liabilities of $0.6 million.

Net cash provided by operating activities for the three months ended December 31, 2015 for the Predecessor was $16.6 million. Net income of $4.3 million, adjusted for gains on sales of assets and significant non-cash items such as depreciation and amortization expenses, amortization of debt issuance costs, provision for bad debt, deferred income taxes and equity-based compensation expense, collectively totaling $15.2 million, resulted in $19.5 million of cash inflow during the three months ended December 31, 2015. Additionally, cash flow was positively impacted by a decrease in accounts and notes receivable of $56.2 million, partially offset by a $44.8 million decrease in accounts payable. The decrease in accounts payable was driven by lower purchases due to lower sales volumes and pricing during the three months ended December 31, 2015. The decrease in accounts and notes receivable was driven primarily by lower sales volumes and falling selling prices experienced during the three months ended December 31, 2015 as well as timing of collections at period end. There were no significant changes in billing terms or collection processes during the three months ended December 31, 2015. There was a decrease in inventories of $7.5 million during the three months ended December 31, 2015, which reflected the impact of lower prices for inventory purchases as well as improved inventory management. Additionally, there was a decrease in accrued expenses and other liabilities of $19.2 million which included the payment of the annual employee incentive compensation.

Cash flows from investing activities

Investing activities used $8.9 million of cash during the three months ended December 31, 2016 for the Successor, primarily due to $5.1 million paid to effect asset acquisitions, and the additions of property and equipment of $6.6 million mainly related to facility improvements and additional information technology investments, partially offset by $2.8 million of cash proceeds related to the reimbursement for certain capital expenditures incurred in connection with the relocation of certain operations.

Investing activities used $2.2 million of cash during the three months ended December 31, 2015 for the Predecessor, primarily due to capital expenditures of $3.9 million primarily related to facility improvements and additional information technology investments, partially offset by net proceeds from the sale of assets of $1.7 million.

Cash flows from financing activities

Financing activities provided $5.3 million of cash during the three months ended December 31, 2016 for the Successor, primarily as a result of net borrowings on the ABL Facility of $6.0 million and net borrowings on short-term debt of $1.6 million, partially offset by payments on the Term Loan Facility of $1.6 million and capital lease payments of $0.7 million.

Financing activities used $83.4 million of cash during the three months ended December 31, 2015 for the Predecessor, primarily as a result of an excess cash flow payment of $29.6 million pursuant to the Predecessor Term Loan Facility and net payments on the Predecessor ABL Facility of $56.3 million, partially offset by net borrowings of $3.0 million on short-term lines of credit available to Nexeo Plaschem.

Contractual Obligations and Commitments

As of December 31, 2016, amounts due under our contractual commitments were as follows:

	Payments Due by Period (in millions)
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Short-term and long-term debt obligations (1)	$45.5	$13.1	$136.8	$619.0	$814.4
Estimated interest payments on long-term debt obligations (2)	39.6	77.2	73.9	50.1	240.8
Capital lease obligations (3)	7.1	14.3	13.9	40.4	75.7
Operating lease obligations (4)	14.9	22.2	11.1	6.0	54.2
Employee benefit obligations	—	—	—	2.6	2.6
Contingent Consideration (5)	—	46.7	72.5	130.5	249.7
Other obligations (6)	7.1	1.9	—	—	9.0
Total	$114.2	$175.4	$308.2	$848.6	$1,446.4

(1)
Short-term obligations primarily include the payment of $39.0 million outstanding under credit facilities available to Nexeo Plaschem, and $6.5 million in principal installment payments under our Term Loan Facility. Long-term debt obligations include (i) the payment of $123.7 million in outstanding principal (as of December 31, 2016) under our ABL Facility and (ii) the payment of $645.2 million in outstanding principal under our Term Loan Facility. See Note 7 to our condensed consolidated financial statements.

(2)
Estimated interest payments include cash interest payments and estimated commitment fees on long-term debt obligations. Variable rate interest payments were estimated using interest rates as of December 31, 2016 held constant to maturity.

(3)
Capital lease obligations represent future payments on capital lease agreements, including lease payments on all tractors under the Ryder Lease, and the Montgomery Lease. The amounts above include executory costs under these capital leases of $2.4 million per year, for aggregate executory costs totaling $19.1 million. Additionally, the amounts include decreasing annual interest payments ranging from $2.1 million to $0.1 million, for aggregate interest payments totaling $18.9 million on all capital leases. We are permitted to terminate the lease of an individual tractor under the Ryder Lease on the anniversary of its delivery date, provided that certain conditions are met. In the event we terminate the lease of an individual tractor in accordance with the terms of the Ryder Lease, we may elect to purchase the individual tractor at a predetermined residual value or return the tractor to Ryder, subject to an adjustment based on the then-current market value of the individual tractor. See Notes 5 and 7 to our condensed consolidated financial statements.

(4)
Operating lease obligations represent payments for a variety of facilities and equipment under non-cancellable operating lease agreements, including office buildings, transportation equipment, warehouses and storage facilities and other equipment.

(5)
Liabilities for contingent consideration are related (i) to the TRA that we entered into with the Selling Equityholders and (ii) the Deferred Cash Consideration that will be paid to Selling Equityholders pursuant to the Merger Agreement. The amount included in the table above for the Deferred Cash Consideration is based on the undiscounted expected value of the payment and is currently included in the 4-5 Years column based on the final payment date of June 9, 2021 as defined in the Merger Agreement. However, as further defined in the Merger Agreement, payments could be required to be made by the Company prior to June 9, 2021. The timing of payments associated with the liability for the contingent consideration related to the TRA is based on expected undiscounted cash flows in future periods, and may change based on actual results. The specific timing and amount of the first TRA payment are not currently known. Accordingly, an estimate has been included in the 1-3 Years column and will be reclassified accordingly as a current item as the timing and approximate amount are determined. See Notes 3 and 9 to our condensed consolidated financial statements.

(6)
Other obligations are related to (i) non-cancellable equipment orders, (ii) certain IT-related contracts, (iii) estimated obligation costs to relocate employees or new hires in various U.S. locations, primarily to The Woodlands, Texas and (iv) remaining payments related to the asset acquisition completed during the three months ended December 31, 2016 (see Note 3 to our condensed consolidated financial statements). The relocations are assumed to be completed within one year, although it is not practicable to establish definite completion dates for each employee’s relocation.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K, at December 31, 2016.

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

Credit Risk

We are subject to the risk of loss arising from the credit risk related to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on substantially all customers requesting credit. With the exception of Nexeo Plaschem’s operations, we generally do not require collateral with respect to credit extended to customers; however, we will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. Nexeo Plaschem offers billing terms that allow certain customers to remit payment during a period of time ranging from 30 days to nine months. These notes receivables ($8.7 million at December 31, 2016) are supported by banknotes issued by large banks in China on behalf of their customers.

At December 31, 2016, no individual customer represented greater than 5.0% of the outstanding accounts receivable balance.

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

We monitor our interest rate risk exposure and may consider entering into interest rate derivatives from time to time to hedge the exposure.

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

Changes in market interest rates will have no effect on the Term Loan Facility interest expense until such time as the interest rate index, which is LIBOR, increases above the floor value of 1.0%. Were that to occur, a 100 basis point increase/decrease in the interest rate would result in an increase/decrease of $6.5 million in annual interest expense based on the Term Loan Facility balance.

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

The fair value of the liability for the contingent consideration related to the TRA was $86.1 million as of December 31, 2016. The calculation of the liability for the contingent consideration related to the TRA uses a cash flow model which incorporates current interest rates in the discount rate used to discount the obligation to present value. A 100 basis point increase in the discount rate compared to the discount rate used at the December 31, 2016 valuation would have resulted in a decrease of approximately $0.7 million in the value of the liability for the contingent consideration related to the TRA. Additionally, this cash flow model is sensitive to changes in applicable tax rates. A 100 basis point increase in the tax rate compared to the tax rate used at the December 31, 2016 valuation would have resulted in an increase of approximately $2.4 million in the value of the liability for the contingent consideration related to the TRA.

The fair value of the liability for the contingent consideration related to Deferred Cash Consideration was $42.9 million as of December 31, 2016. The liability for the contingent consideration related to the Deferred Cash Consideration is highly sensitive to the price of our common stock at each valuation date. A $1.00 increase/decrease in the price of our common stock from its December 31, 2016 price would have increased/decreased the fair value of the liability for the Deferred Cash Consideration by approximately $4.6 million.

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

Included in our condensed consolidated statement of operations for the three months ended December 31, 2016 is a $0.8 million net loss related to foreign exchange rate fluctuations. The most significant currency exposures during this period were to the RMB, CAD and the Peso versus the U.S. dollar. These currencies fluctuated to various degrees but such fluctuations did not exceed approximately 4% from their respective values since September 30, 2016. Assuming the same directional fluctuations as occurred during the three months ended December 31, 2016, a hypothetical 10.0% weakening/strengthening in the average exchange rates of these currencies from that date would have generated a net loss/gain of $1.4 million in our condensed consolidated statement of operations for the three months ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on December 8, 2016. These risks could materially and adversely affect our business, financial condition, cash flows and result of operations. There have been no material changes to the risk factors described in the Form 10-K described above. We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nexeo Solutions, Inc.

February 9, 2017	By:	/s/ Ross J. Crane
Ross J. Crane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

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