Form 10-Q
period 2017-03-31
Nexeo Solutions, Inc.
filed 2017-05-10
CIK 1604416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of May 5, 2017, there were 89,281,617 shares of the Company’s common stock issued and outstanding.

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

Performance-Based Units	Units within the Predecessor Equity Plan that vest in accordance with a performance-based schedule
Peso	Mexican peso
Predecessor	Holdings and its subsidiaries for the periods prior to the Closing Date
Predecessor ABL Facility	Holdings asset-based credit facility which was terminated in connection with the Business Combination
Predecessor Equity Plan	Predecessor restricted equity plan
Predecessor Term Loan Facility	Holdings’ senior secured term loan credit facility which was terminated in connection with the Business Combination
PSLRA	U.S. Private Securities Litigation Reform Act of 1995
PSU	Performance share unit issued under the 2016 LTIP
RCRA	U.S. Resource Conservation and Recovery Act
Retained Remediation Liabilities	Under the ADA Purchase Agreement, collectively, the Retained Specified Remediation Liabilities and the Other Retained Remediation Liabilities
RMB	Chinese renminbi
RSU	Restricted stock unit issued under the 2016 LTIP
Ryder	Ryder Truck Rental, Inc.
Ryder Lease	Lease Agreement entered into by and between the Predecessor and Ryder in May 2015 for certain transportation equipment
SAFE	People’s Republic of China State Administration of Foreign Exchange
SEC	U.S. Securities and Exchange Commission
Secured Net Leverage Ratio	The ratio of Consolidated Total Indebtedness divided by EBITDA (terms as defined in the Term Loan Facility agreement)
Securities Act	U.S. Securities Act of 1933, as amended
Selling Equityholders	The holders of equity interests in Holdings (other than Blocker) and the holders of equity interests in Blocker, in each case, as of the time immediately prior to the Business Combination
Solutions	Nexeo Solutions, LLC
Sponsor	WL Ross Sponsor LLC, the sponsor entity of WLRH prior to the Business Combination
Term Agent	Bank of America, N.A. as administrative agent and collateral agent of the Term Loan Facility
Term Loan Facility	Term loan credit facility pursuant to that certain credit agreement by and among Holdings, Solutions, Sub Holding, the Term Agent, the other agents party thereto and the lenders party thereto
Time-Based Units	Units issued under the Predecessor’s Equity Plan
TLB Amendment No. 1	The amendment to the Term Loan Facility dated March 22, 2017
TPG	TPG Capital, L.P. together with its affiliates, including TPG Accolade
TPG Accolade	TPG Accolade, L.P.

TRA	The Tax Receivable Agreement entered into in connection with the Business Combination, by and between the Company and the Selling Equityholders, dated as of June 9, 2016
Ultra Chem Acquisition
The April 3, 2017 acquisition of the equity interests of the Mexico City, Mexico based chemicals distribution business of Ultra Chem, S. de R.L. de C.V. and its related entities pursuant to the stock purchase agreement dated March 9, 2017

U.S.	United States of America
USD	U.S. Dollar
U.S. GAAP	U.S. Generally accepted accounting principles
U.S. Tranche	U.S. Tranche of the ABL Facility
WLRH	WL Ross Holding Corp.

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

These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Unless otherwise indicated or the context otherwise requires, comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Our future results will depend upon various other risks and uncertainties, including those described in the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on December 8, 2016. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

PART I
Item 1. Financial Statements

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in millions, except share amounts and par value)

	March 31, 2017	September 30, 2016
Current Assets
Cash and cash equivalents	$95.3	$47.5
Accounts and notes receivable (net of allowance for doubtful accounts of $1.4 million and $1.4 million, respectively)	540.4	474.8
Inventories	336.4	315.8
Other current assets	23.8	25.7
Total current assets	995.9	863.8

Non-Current Assets
Property, plant and equipment, net	327.3	322.6
Goodwill	661.0	665.7
Other intangible assets, net of amortization	211.2	215.0
Deferred income taxes	1.6	1.1
Other non-current assets	10.9	10.7
Total non-current assets	1,212.0	1,215.1
Total Assets	$2,207.9	$2,078.9

Current Liabilities
Short-term borrowings, current portion of long-term debt and capital lease obligations	$47.1	$47.7
Accounts payable	353.3	325.8
Accrued expenses and other liabilities	37.6	45.7
Due to related party pursuant to contingent consideration obligations	5.1	—
Income taxes payable	2.3	2.0
Total current liabilities	445.4	421.2

Non-Current Liabilities
Long-term debt and capital lease obligations, less current portion, net	871.3	765.6
Deferred income taxes	16.4	23.1
Due to related party pursuant to contingent consideration obligations	135.9	118.4
Other non-current liabilities	7.5	5.8
Total non-current liabilities	1,031.1	912.9
Total Liabilities	1,476.5	1,334.1

Commitments and contingencies (see Note 13)

Equity
Preferred stock, $0.0001 par value (1,000,000 shares authorized, none issued and outstanding as of March 31, 2017 and September 30, 2016)	—	—
Common stock, $0.0001 par value (300,000,000 shares authorized; 89,276,183 shares issued and outstanding as of March 31, 2017 and 89,286,936 shares issued and outstanding as of September 30, 2016)	—	—
Additional paid-in capital	761.6	758.9
Accumulated deficit	(19.0)	(9.6)
Accumulated other comprehensive loss	(11.2)	(4.5)
Total equity	731.4	744.8
Total Liabilities and Equity	$2,207.9	$2,078.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in millions, except share and per share data)

	Successor		Predecessor
	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017	Three Months Ended March 31, 2016	Six Months Ended March 31, 2016
Sales and operating revenues	$917.7	$1,712.5	$862.2	$1,689.9
Cost of sales and operating expenses	815.5	1,525.9	760.9	1,493.4
Gross profit	102.2	186.6	101.3	196.5
Selling, general and administrative expenses	80.0	154.5	76.7	151.4
Transaction related costs	0.3	1.1	6.3	7.3
Change in fair value of contingent consideration obligations	10.0	20.6	—	—
Operating income	11.9	10.4	18.3	37.8
Other income, net	0.2	2.6	0.9	2.6
Interest income (expense)
Interest income	0.1	0.2	0.1	0.1
Interest expense	(12.5)	(24.5)	(15.5)	(31.1)
Net income (loss) from continuing operations before income taxes	(0.3)	(11.3)	3.8	9.4
Income tax expense (benefit)	0.8	(1.9)	1.8	3.1
Net income (loss) from continuing operations	(1.1)	(9.4)	2.0	6.3
Net income from discontinued operations, net of tax	—	—	0.1	0.1
Net Income (Loss) Attributable to Nexeo Solutions, Inc.	$(1.1)	$(9.4)	$2.1	$6.4

Net loss per share available to common stockholders
Basic and diluted	(0.01)	(0.12)
Weighted average number of common shares outstanding
Basic and diluted	76,746,168	76,746,168

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Successor		Predecessor
	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017	Three Months Ended March 31, 2016	Six Months Ended March 31, 2016
Net income (loss)	$(1.1)	$(9.4)	$2.1	$6.4
Unrealized foreign currency translation gain (loss), net of tax	5.7	(7.0)	6.1	(0.6)
Unrealized gain on interest rate hedges, net of tax	0.3	0.3	0.1	0.2
Other comprehensive income (loss), net of tax	6.0	(6.7)	6.2	(0.4)
Total comprehensive income (loss), net of tax attributable to Nexeo Solutions, Inc. (1)	$4.9	$(16.1)	$8.3	$6.0

(1) The tax effects for each component presented are not material.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
(Unaudited, in millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at September 30, 2016	89,286,936	$—	$758.9	$(9.6)	$(4.5)	$744.8
Forfeiture of restricted stock award	(10,753)	—	—	—	—	—
Equity-based compensation	—	—	2.7	—	—	2.7
Comprehensive loss:
Net loss	—	—	—	(9.4)	—	(9.4)
Other comprehensive loss	—	—	—	—	(6.7)	(6.7)
Balance at March 31, 2017	89,276,183	$—	$761.6	$(19.0)	$(11.2)	$731.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Successor	Predecessor
	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016
Cash flows from operations
Net income (loss) from continuing operations	$(9.4)	$6.3
Adjustments to reconcile to cash flows from operations:
Depreciation and amortization	34.6	27.4
Debt issuance costs amortization, debt issuance costs write-offs and original issue discount amortization	2.0	4.4
Provision for bad debt	(0.1)	1.1
Deferred income taxes	(5.6)	0.9
Equity-based compensation expense	2.7	0.6
Change in fair value of contingent consideration obligations	20.6	—
(Gain)/loss on sale of property and equipment	0.1	(1.9)
Gain on debt extinguishment, net	—	(0.6)
Gain related to reimbursements of certain capital expenditures incurred	(2.7)	—
Changes in assets and liabilities:
Accounts and notes receivable	(70.4)	20.7
Inventories	(23.7)	6.3
Other current assets	1.9	(3.7)
Accounts payable	33.8	(3.7)
Related party payable	—	(0.2)
Accrued expenses and other liabilities	(10.6)	(10.7)
Changes in other operating assets and liabilities, net	0.9	(3.3)
Net cash provided by (used in) operating activities	(25.9)	43.6
Cash flows from investing activities
Additions to property and equipment	(14.5)	(9.4)
Proceeds from the disposal of property and equipment	0.1	2.0
Proceeds from reimbursement of certain capital expenditures incurred	2.9	—
Cash paid for acquisitions	(5.1)	—
Net cash used in investing activities	(16.6)	(7.4)
Cash flows from financing activities
Repurchases of membership units	—	(0.1)
Proceeds from short-term debt	19.5	18.6
Repayments of short-term debt	(19.1)	(15.0)
Proceeds from issuance of long-term debt	385.5	207.3
Repayments of long-term debt and capital lease obligations	(293.6)	(314.7)
Payments of debt issuance costs	(1.3)	—
Net cash provided by (used in) financing activities	91.0	(103.9)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(0.3)
Increase (decrease) in cash and cash equivalents	47.8	(68.0)
Cash and cash equivalents at the beginning of the period	47.5	127.7
Cash and cash equivalents at the end of the period	$95.3	$59.7
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24.7	$26.4
Cash paid during the period for taxes	$2.6	$2.9
Supplemental disclosure of non-cash investing activities:
Non-cash capital expenditures	$15.8	$15.8
Non-cash intangible assets acquired	$3.4	$—
Supplemental disclosure of non-cash financing activities:
Non-cash capital lease obligations, net	$13.4	$13.8
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

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. As such, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as disclosed herein) considered necessary for a fair statement have been included. Results of operations for the three and six months ended March 31, 2017 are not necessarily indicative of results to be expected for the fiscal year ending September 30, 2017. Quarterly financial data should be read in conjunction with the consolidated financial statements and accompanying notes for the fiscal year ended September 30, 2016 included in the Company's Annual Report on Form 10-K filed with the SEC on December 8, 2016.

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

The Company connects a large network of suppliers with a diverse base of customers. The Company offers its customers products used in a broad cross-section of end markets including household, industrial and institutional, lubricants, performance coatings (including architectural coatings, adhesives, sealants and elastomers), automotive, healthcare, personal care, oil and gas and construction. The Company distributes products internationally through a supply chain consisting of owned, leased or third-party warehouses, rail terminals and tank terminals globally. The Company has a private fleet of tractors and trailers, primarily located in North America.

2. Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The application of the amendments will require the use of a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company adopted this standard during the three months ended December 31, 2016 and the adoption did not have a material impact on the Company’s financial position or results of operations for the periods presented.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU removed step two of the goodwill impairment test and specify that an entity will recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value. The Company adopted this guidance during the three months ended March 31, 2017 as part of its annual impairment test and the adoption did not have a material impact on the Company’s financial position or results of operations for the periods presented.

New Accounting Pronouncements Not Yet Adopted

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

3. Acquisitions

Asset Acquisition

In December 2016, the Company entered into an asset purchase agreement whereby it acquired certain customer contracts and a customer list. Additionally, in connection with this transaction, the Company entered into a supply agreement and a licensing agreement granting the Company the non-exclusive use of a certain trademark. The total consideration associated with this transaction was $8.5 million, of which $5.1 million was paid at closing. The remaining consideration will be paid in equal amounts on or before January 1, 2018 and January 1, 2019. The remaining consideration is included in Accrued expenses and other liabilities and Other non-current liabilities on the Company’s condensed consolidated balance sheets. In connection with this transaction, the Company recognized intangible assets totaling $8.5 million which are included in Other intangible assets, net of amortization on the Company’s condensed consolidated balance sheets. The acquired intangible assets will be fully amortized over estimated useful lives ranging between 10 and 13 years.

Business Combination

On June 9, 2016, the Company consummated the Business Combination pursuant to the Merger Agreement, whereby WLRH acquired Holdings (including the portion of Holdings held by Blocker) through a series of two mergers. As a result of the transactions contemplated by the Merger Agreement, Holdings and Blocker became wholly-owned subsidiaries of WLRH.

The purchase consideration for the Business Combination was as follows:

Cash	$424.9
Less: cash acquired	(64.3)
Equity	276.7
Founder Shares transferred to Selling Equityholders	30.2
Contingent consideration - Fair value of Deferred Cash Consideration	45.4
Contingent consideration - Fair value of TRA(1)	86.2
Total purchase consideration(2)	$799.1

(1) During the three months ended March 31, 2017, the Company recorded a $2.0 million adjustment. See below.

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

Contingent Consideration - Deferred Cash Consideration

The contingent consideration associated with the Deferred Cash Consideration will be an amount in cash equal to the prevailing price of the Company’s common stock at the time that the Company pays such deferred cash payment multiplied by the number of Excess Shares (5,178,642 Excess Shares as of March 31, 2017).  Based on the terms of the Excess Shares, certain circumstances require the Company to pay all or a portion of the Deferred Cash Consideration to the Selling Equityholders, where such cash amount is calculated as set forth in the Merger Agreement, including (i) where the volume weighted average trading price of the Company’s common stock for any period of 20 trading days in any 30 trading day period exceeds $15.00 per share, and (ii) if any Excess Shares remain on June 30, 2021. If any Excess Shares remain on June 30, 2021, the Company must elect to either (i) within five business days of such date, pay the Selling Equityholders an amount in cash equal to the product of the number of remaining Excess Shares multiplied by the volume weighted-average trading price for the 20 trading day period immediately preceding such date or (ii) use reasonable best efforts to sell such shares to a third party in a primary offering and pay the gross proceeds thereof (less any underwriting discounts and commissions) to the Selling Equityholders. However, to the extent the number of shares issued in such offerings does not equal the full amount of Excess Shares remaining at the time of the offering, the Company’s obligations with respect to any remaining Excess Shares, including the obligation to continue to complete any necessary additional offerings, shall continue.

In order to estimate the fair value of the Deferred Cash Consideration, the Company estimates the value of the Excess Shares using a Monte Carlo simulation model. The estimated fair value of the Deferred Cash Consideration liability as of the Closing Date was $45.4 million. See Note 9.

Contingent Consideration - TRA

Concurrent with the completion of the Business Combination, the Company incurred the liability for the contingent consideration related to the TRA, which reflects amounts owed to the Selling Equityholders. This liability generally provides for the payment by the Company to the Selling Equityholders of 85% of the net cash savings, if any, in U.S. federal, state and local income taxes that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing Date as a result of (i) certain increases in tax basis resulting from the Company Merger, (ii) certain tax attributes of Holdings existing prior to the Mergers, (iii) net operating losses and certain other tax attributes of Blocker available to the Company as a result of the Blocker Merger and (iv) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments the Company makes under the TRA. The Company will retain the benefit of the remaining 15% of the net cash savings, if any. The Company estimated the fair value of the TRA liability based on a discounted cash flow model which incorporates assumptions of projected taxable income, projected income tax liabilities and an estimate of tax benefits expected to be realized as a result of the Business Combination. During the three months ended March 31, 2017, the Company recorded a $2.0 million adjustment to the estimated fair value of the TRA liability as of the Closing Date, related to the assessments of the tax attributes associated with certain entities. Including this adjustment, the estimated fair value of the TRA liability as of the Closing Date was $86.2 million. Including this adjustment, the undiscounted cash flows associated with the TRA liability as of the Closing Date were estimated to be between $180.0 million and $220.0 million over the time period during which the tax benefits are expected to be realized, currently estimated at over 20 years.

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

Preliminary Purchase Consideration Allocation
Accounts receivable	$470.0
Inventory	328.5
Other current assets	25.8
Property, plant and equipment	328.3
Customer-related intangible	201.0
Trade name	21.0
Below-market leases	0.7
Other non-current assets	3.2
Deferred tax assets	1.2
Goodwill	667.6
Total assets acquired	2,047.3

Short-term borrowings and current portion of capital leases	40.6
Accounts payable	335.9
Other current liabilities	52.8
Long-term portion of capital leases	23.0
Long-term debt	767.3
Deferred tax liability	23.1
Other non-current liabilities	5.5
Total liabilities assumed	1,248.2

Net assets acquired	$799.1

During the six months ended March 31, 2017, the Company recorded an adjustment to the fair value of accounts payable and deferred tax liabilities of $2.1 million and $1.3 million, respectively. Goodwill was impacted by these two adjustments and also by the $2.0 million adjustment to the fair value of the TRA described above which increased the purchase consideration. The total purchase consideration allocation above is preliminary as the Company has not yet completed the necessary fair value assessments, including the assessments of property, plant and equipment, intangibles and the related tax impacts on these items. Any changes within the measurement period may change the amount of the purchase consideration allocable to goodwill. The fair value and tax impact assessments are to be completed within twelve months of the Closing Date, and could have a material impact on the components of the total purchase consideration allocation.

Transaction costs incurred by the Company associated with the Business Combination were $0.2 million and $1.0 million during the three and six months ended March 31, 2017, respectively, and $6.3 million and $7.3 million during the three and six months ended March 31, 2016, respectively.

A summary and description of the acquired assets and assumed liabilities fair valued in conjunction with applying the acquisition method of accounting follows:

Accounts Receivable

Accounts receivable consisted of receivables related to the customers of the acquired business, as well as various other miscellaneous receivables. The accounts receivable and other miscellaneous receivables were recorded at their approximate fair value based on expected collections of the Predecessor. Accordingly, accounts receivable included an adjustment of $4.1 million to reduce gross receivables to their net value after consideration of expected uncollectable amounts at the Closing Date.

Inventory

Inventory consisted primarily of finished products to be distributed to the acquired business’s customers. The fair value of inventory was established through application of the income approach, using estimates of selling prices and costs such as selling and marketing expenses to be incurred in order to dispose of the finished products and arriving at the future profitability that is expected to be generated once the inventory is sold (net realizable value). The inventory fair value step up of $13.8 million was recognized in income during the fiscal year ended September 30, 2016, which is included in Cost of sales and operating expenses in the consolidated statements of operations.

Other Current Assets

Other current assets consisted primarily of prepaid expenses, which did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Property, Plant and Equipment

Property, plant and equipment consisted primarily of: 42 owned distribution locations in the U.S., Puerto Rico and Canada; 11 leased locations in the U.S., Canada, Puerto Rico, Mexico, Europe and China (excluding third-party operated warehouses); office equipment and other similar assets used in the Predecessor's operations. The allocation of the purchase consideration for property, plant and equipment was based on the fair market value of such assets determined using the cost approach. The cost approach consisted of estimating the fixed assets’ replacement cost less all forms of depreciation. The fair value of land was determined using the comparable sales approach. The fair value adjustment to property, plant and equipment was $96.1 million. The Company's assessment of replacement cost of certain property and equipment is preliminary, and will be completed within twelve months of the Closing Date.

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

Other non-current assets

Other non-current assets acquired represented certain long-term deposits, which did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Goodwill

Goodwill represents the excess of the total purchase consideration over the fair value of the underlying net assets acquired, largely arising from the workforce and extensive efficient distribution network that has been established by the acquired business. Of the total amount of goodwill recognized as part of the preliminary allocation of the purchase consideration above, the Company expects approximately $191.5 million to be deductible for tax purposes as of March 31, 2017. As the fair value assessments of the acquired assets and liabilities are finalized within twelve months of the Closing Date, the amount of goodwill recognized as of the Closing Date is subject to change.

Short-term borrowings and current portion of capital leases

Short-term borrowings and current portion of capital leases included short term borrowings of Nexeo Plaschem and the current portion of capital leases, which did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Accounts Payable

Accounts payable represented short-term obligations owed to the vendors of the acquired business, which were assumed in the Business Combination. These obligations did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Other Current Liabilities

Other current liabilities represented primarily accrued expenses, including accrued payroll, accrued interest on long-term debt, certain accrued taxes and various other liabilities arising out of the normal operations of the acquired business. The majority of these liabilities did not have a fair value adjustment because their carrying value approximated fair value. However, no fair value was recognized for certain recorded liabilities that did not meet the definition of a liability under the acquisition method of accounting.

Long-term Portion of Capital Leases

The long-term portion of capital leases included the non-current portion of capital leases for machinery and equipment, which did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Long-term Debt

Long-term debt represented the outstanding principal balance at the Closing Date of the Predecessor Term Loan Facility and the Notes which did not have a fair value adjustment as part of acquisition accounting since the carrying value approximated fair value.

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

Unaudited Consolidated Pro Forma Financial Information

The consolidated pro forma results presented below include the effects of the Business Combination as if they had occurred as of October 1, 2014, the beginning of the fiscal year prior to the year the Business Combination was consummated.  The consolidated pro forma results reflect certain adjustments related to this acquisition, primarily the estimated changes in fair value of the contingent consideration liability, amortization expense associated with estimates for the acquired intangible assets, depreciation expense based on the new fair value of property, plant and equipment, transaction costs, interest expense and income taxes.

The consolidated pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the Business Combination been completed on October 1, 2014.

	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017	Three Months Ended March 31, 2016	Six Months Ended March 31, 2016
Sales and operating revenues	$917.7	$1,712.5	$862.2	$1,689.9
Operating income	12.1	11.3	11.8	18.3
Net income (loss) from continuing operations	(1.1)	(8.9)	0.6	(1.8)
Net income (loss)	(1.0)	(8.8)	0.6	(1.8)
Basic and diluted net income (loss) per share	(0.01)	(0.12)	0.01	(0.02)

Proforma weighted average number of common shares outstanding
Basic	76,746,168	76,746,168	76,746,168	76,746,168
Diluted	76,746,168	76,746,168	76,810,686	76,746,168

For all periods presented above, the basic net income (loss) per share amounts were computed using weighted average shares outstanding of 76,746,168, which assumes all shares issued as a result of the Business Combination would have been issued on October 1, 2014. There were 12,476,250 Founder Shares not included in the basic or diluted computations because market conditions are assumed to be not satisfied. Additionally, 1,587,000 outstanding PSU awards were not included in the computation of diluted shares outstanding because performance targets and/or market conditions are assumed not to have been met for these awards. Diluted shares outstanding also did not include 25,012,500 shares based on the exercise of 50,025,000 warrants because the warrants were out-of-the-money. As of the three months and six months ended March 31, 2017, the 53,765 shares of unvested restricted stock awards issued to directors were not included in the diluted share calculation as their impact on the Company’s net loss would have been anti-dilutive. However, the impact of these restricted shares was included in the diluted share calculation for the three months ended March 31, 2016. The 28,000 RSUs granted during the six months ended March 31, 2017 were not included in the computation of pro forma diluted shares outstanding for the three and six months ended March 31, 2016 as they were awarded subsequent to the Business Combination.

4. Certain Balance Sheet Information

Cash and Cash Equivalents

Cash and cash equivalents were $95.3 million as of March 31, 2017 and $47.5 million as of September 30, 2016. These amounts included the following:

	March 31, 2017	September 30, 2016
Cash held by foreign subsidiaries	$30.4	$41.9
Non-USD denominated currency held by foreign subsidiaries	$25.6	$36.9
Currency denominated in RMB	$4.9	$6.5

Non-USD denominated currency held by foreign subsidiaries was primarily in euros and RMB. While the RMB is convertible into USD, foreign exchange transactions are subject to approvals from SAFE. The Company does not anticipate any significant adverse impact to overall liquidity from potential limitations on the transfer or conversion of cash and cash equivalents.

Inventories

Inventories at March 31, 2017 and September 30, 2016 consisted of the following:

	March 31, 2017	September 30, 2016
Finished products	$331.8	$311.7
Supplies	4.6	4.1
Total	$336.4	$315.8

The Company’s inventories in the U.S. and Canada are collateral under the Credit Facilities.

Other Non-Current Assets

Other non-current assets at March 31, 2017 and September 30, 2016 consisted of the following:

	March 31, 2017	September 30, 2016
Debt issuance costs of the ABL Facility	$5.8	$6.4
Other	5.1	4.3
Total	$10.9	$10.7

Amortization of debt issuance costs related to the ABL Facility recorded in Interest expense in the condensed consolidated statements of operations was $0.3 million and $0.6 million for the three and six months ended March 31, 2017, respectively. Amortization of debt issuance costs related to the Predecessor ABL Facility recorded in interest expense was $0.7 million and $1.5 million for the three and six months ended March 31, 2016, respectively.

5. Property, Plant and Equipment

Property, plant and equipment at March 31, 2017 and September 30, 2016 consisted of the following:

	March 31, 2017	September 30, 2016
Land	$50.3	$50.4
Plants and buildings(1)	105.7	89.8
Machinery and equipment (2)	136.9	130.5
Software and computer equipment	55.2	49.0
Construction in progress	15.5	16.5
Total	363.6	336.2
Less accumulated depreciation (3)	(36.3)	(13.6)
Property, plant and equipment, net	$327.3	$322.6

(1) Includes $13.7 million for the three months ended March 31, 2017 related to facilities acquired under capital leases.
(2) Includes $25.1 million and $25.2 million, respectively, related to equipment acquired under capital leases.
(3) Includes $2.4 million and $1.1 million, respectively, related to facilities and equipment acquired under capital leases.

Depreciation expense recognized on the property, plant and equipment described above was as follows:

	Successor		Predecessor
	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017	Three Months Ended March 31, 2016	Six Months Ended March 31, 2016
Depreciation expense	$12.1	$23.3	$9.9	$19.6

Included in the carrying value of property, plant and equipment in the Company’s condensed consolidated balance sheets are certain closed facilities located in the U.S., which collectively have a carrying value of $1.1 million as of March 31, 2017 and $1.2 million as of September 30, 2016. The facilities do not currently meet the criteria for held-for-sale classification; accordingly, they remain classified as held and used.

Facility Lease

The Company’s sale of its Franklin Park facility to the Illinois Tollway Authority under an eminent domain proceeding was completed in September 2016.

As a result of the sale of this facility, the Company relocated operations to a new leased facility in Montgomery, Illinois. The Montgomery Lease has a term of 15 years, with annual payments beginning at $1.1 million per year, excluding executory costs, and annual escalations of 2.5% per year. The Montgomery Lease includes three, five-year renewal options. The Montgomery Lease was accounted for as a capital lease and began in the first quarter of fiscal year 2017 at an initial cost of $13.2 million. In connection with the relocation of these operations, the Company incurred certain capital expenditures for which it has received and will continue to receive reimbursements from the Illinois Tollway Authority. During the three and six months ended March 31, 2017, the Company recorded a gain of $0.2 million and $2.7 million, respectively, related to such capital expenditures incurred and reimbursed to date, included in Other Income on the condensed consolidated statements of operations.

6. Goodwill and Other Intangibles

Goodwill

The following is a progression of goodwill by reportable segment:

	Chemicals	Plastics	Other	Total
Balance at September 30, 2016	$331.6	$271.1	$63.0	$665.7
Measurement period adjustment	(0.6)	(0.7)	(0.1)	(1.4)
Foreign currency translation	(0.2)	(3.1)	—	(3.3)
Balance at March 31, 2017	$330.8	$267.3	$62.9	$661.0

Goodwill amounts by reportable segment at March 31, 2017 are based on the preliminary allocation of the purchase consideration of the Business Combination as of the Closing Date. Accordingly, the amounts allocated to goodwill are subject to adjustments to reflect the completion of the purchase price allocation, which will be completed within twelve months of the Closing Date and could have a material impact on total goodwill and goodwill by reportable segment. See Note 3.

Goodwill Impairment Test

Goodwill is tested for impairment annually as of March 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, or operating segment, for the Company. As of March 31, 2017, the Company tested the goodwill recorded at each of its operating segments and concluded that goodwill was not impaired. For purposes of the annual impairment testing of the Company's recognized goodwill, fair value measurements were determined using the income approach, based largely on inputs that are not observable to active markets, which would be deemed Level 3 fair value measurements as defined in Note 9. These inputs include management’s expectations about future revenue growth and profitability, working capital needs and capital expenditures. Inputs also include estimates of a market participant’s expectations for 1) a discount rate at which the cash flows should be discounted in order to determine the fair value of such expected cash flows, and 2) an estimated income tax rate. The Company also considered a market approach using the comparable company method, which resulted in a fair value estimate of each reporting unit that was comparable to the income approach. The Company’s valuation based on the income approach is considered to be an appropriate valuation methodology for the annual goodwill impairment test.

The fair values of the Company’s reporting units were determined to exceed their respective carrying amount by more than 20%, with the exception of the Plastics line of business, for which the fair value of the reporting unit exceeded its carrying value by approximately 2%. Holding all other assumptions consistent, if the estimated discount rate fluctuated by approximately 50 basis points, the fair values of the individual reporting units would fluctuate between 6% and 10% in the opposite direction. Additionally, material increases or decreases in the expectations for revenue growth and profitability for a prolonged period of time could also impact the fair value of the reporting units in the same direction. Holding all other assumptions consistent, if gross profit margins of the individual reporting units fluctuated by 50 basis points each year over the entire valuation period, the fair values of the individual reporting units would fluctuate between 3% and 15% in the same direction.

The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates, which could materially affect the Company’s results of operations. The estimate of fair value requires significant judgment and is based on management’s fair value estimates on assumptions that are believed to be reasonable; but that are unpredictable and inherently uncertain, including: estimates of future growth rates, operating margins and assumptions about the overall economic climate as well as the competitive environment for the reporting units. There can be no assurance that these estimates and assumptions made for purposes of the goodwill testing as of the time of testing will prove to be accurate predictions of the future. If assumptions regarding business plans, competitive environments or anticipated growth rates are not correct, the Company may be required to record goodwill impairment charges in future periods, whether in connection with future annual impairment testing, or earlier, if an indicator of an impairment is present prior to the next annual evaluation.

Other Intangible Assets

During the six months ended March 31, 2017, the Company recognized a new intangible asset class. See Note 3. Definite-lived intangible assets at March 31, 2017 and September 30, 2016 consisted of the following:

		March 31, 2017			September 30, 2016
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	12	$199.2	$(13.5)	$185.7	$200.3	$(5.2)	$195.1
Trade name	4	21.0	(4.3)	16.7	21.0	(1.7)	19.3
Below-market leases	1-7	0.7	(0.2)	0.5	0.7	(0.1)	0.6
Asset purchase - acquired intangibles	10-13	8.5	(0.2)	8.3	—	—	—
Total		$229.4	$(18.2)	$211.2	$222.0	$(7.0)	$215.0

Amortization expense recognized on the intangible assets described above was as follows:

	Successor		Predecessor
	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017	Three Months Ended March 31, 2016	Six Months Ended March 31, 2016
Amortization expense	$5.7	$11.3	$3.9	$7.8

7. Debt

Short-term borrowings outstanding and the current portion of long-term debt and capital lease obligations at March 31, 2017 and September 30, 2016 are summarized below:

	March 31, 2017	September 30, 2016
Short-term borrowings	$38.0	$38.4
Current portion of long-term debt and capital lease obligations	9.1	9.3
Total short-term borrowings and current portion of long-term debt and capital lease obligations, net	$47.1	$47.7

Long-term debt outstanding at March 31, 2017 and September 30, 2016 is summarized below:

	March 31, 2017	September 30, 2016
ABL Facility	$214.4	$117.7
Term Loan Facility	650.1	653.4
Capital lease obligations (1)	36.8	24.8
Total long-term debt	901.3	795.9
Less: unamortized debt discount (2)	(2.9)	(3.2)
Less: debt issuance costs (3)	(18.0)	(17.8)
Less: current portion of long-term debt and capital lease obligations	(9.1)	(9.3)
Long-term debt and capital lease obligations, less current portion, net	$871.3	$765.6

(1)	Capital lease obligations exclude executory costs and interest payments associated with the underlying leases. See “Capital Lease Obligations” below.

(2)	The unamortized debt discount is related to the Term Loan Facility and amortized to interest expense over the life of the instrument using the effective interest rate method.

(3)	See discussion below under Term Loan Facility and Debt Issuance Cost Amortization.

Short-Term Borrowings

The Company’s short-term borrowings are associated with the Company’s operations in China and are summarized below:

	Facility Limit	Outstanding Borrowings Balance	Weighted Average Interest Rate on Borrowings	Outstanding LOC and Bankers’ Acceptance Bills	Remaining Availability
March 31, 2017
Bank of America - China (1)	$24.3	$23.6	4.2%	$—	$0.7
Bank of Communications - China (2)	21.8	14.4	5.2%	7.2	0.2
Total	$46.1	$38.0		$7.2	$0.9
September 30, 2016
Bank of America - China (1)	$28.4	$27.3	4.0%	$—	$1.1
Bank of Communications - China (2)	22.5	11.1	5.2%	10.5	0.9
Total	$50.9	$38.4		$10.5	$2.0

(1)
The borrowing limit of this facility is denominated in USD. This line of credit is secured by a standby letter of credit drawn on the ABL Facility covering at least 110% of the facility’s borrowing limit amount. Borrowings under the line of credit are payable in full within 12 months of the date of the advance.

(2)
The borrowing limit of this facility is denominated in RMB. This line of credit is secured by a standby letter of credit drawn on the ABL Facility covering at least 100% of the facility’s borrowing limit amount. Borrowings under the line of credit are payable in full within 12 months of the date of the advance.

Long-Term Debt

ABL Facility

The ABL Facility provides for committed revolving credit financing including a U.S. Tranche of up to $505.0 million, a Canadian Tranche of up to the USD equivalent of $40.0 million and a FILO Tranche up to $30.0 million. Provided no default or event of default then exists or would arise therefrom, the ABL Borrowers have the option to request that the ABL Facility be increased by an aggregate amount, when included with any incremental borrowings issued under the Term Loan Facility, not to exceed $175.0 million.

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

The weighted average interest rate on borrowings under the ABL Facility was 2.56% at March 31, 2017. Solutions had the USD equivalent of $70.8 million in outstanding letters of credit under the ABL Facility at March 31, 2017. The collective credit availability under the U.S. and Canadian Tranches of the ABL Facility was the U.S. equivalent of $196.2 million at March 31, 2017. There was $5.0 million availability under the FILO Tranche at March 31, 2017. The ABL Facility matures on June 9, 2021.

Obligations under the ABL Facility are secured by a first priority lien on all ABL first lien collateral, including eligible inventory and accounts receivable of the ABL Borrowers, and a second priority lien on all Term Loan first lien collateral including outstanding equity interests of the Borrower and certain of the other subsidiaries of Holdings, in each case, subject to certain limitations; provided, that no ABL Facility first lien collateral or Term Loan Facility first lien collateral owned by the Canadian Borrower secure the obligations owing under the U.S. tranche of the ABL Facility. These accounts receivable and inventory totaled $663.0 million in the aggregate as of March 31, 2017.

Fees paid to the lenders during the fiscal year ended September 30, 2016 in connection with the ABL Facility totaled $6.8 million and were recorded as debt issuance costs in Other non-current assets on the condensed consolidated balance sheets to be amortized as interest expense over the remaining term of the ABL Facility. See Note 4.

As of March 31, 2017, the ABL Borrowers were in compliance with the covenants of the ABL Facility.

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

On March 22, 2017, the Company completed TLB Amendment No. 1 amending the current Term Loan Facility. TLB Amendment No. 1 reduced the interest rate margin applicable to outstanding term loans by 50 basis points from 4.25% to 3.75% for LIBOR loans and from 3.25% to 2.75% for base rate loans. In addition, the 1% LIBOR floor was eliminated. TLB Amendment No.1 provides a prepayment premium equal to 1% of the amount of the term loan applicable to certain repricing transactions occurring on or prior to six months from the effective date of TLB Amendment No. 1.

Commencing with the quarter ended September 30, 2016, Solutions is required to make scheduled quarterly payments in an aggregate annual amount equal to 1.0% of the aggregate principal amount of the initial term loans made on the Closing Date of the Mergers, with the balance due at maturity. The average interest rate for the Term Loan Facility was 4.83% at March 31, 2017. The Company amortized $0.1 million and $0.3 million of debt discount to interest expense during the three and six months ended March 31, 2017, respectively. The Term Loan Facility matures on June 9, 2023.

Additionally, the Term Loan Facility agreement requires Solutions to make mandatory principal payments on an annual basis, with the first required calculation determined at fiscal year-end (September 30, 2017), if cash flows for the year, as defined in the Term Loan Facility exceed certain levels specified in the Term Loan Facility. Solutions generally has the right to prepay loans in whole or in part, without incurring any penalties for early payment.

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

As of March 31, 2017, Solutions was in compliance with the covenants of the Term Loan Facility.

Debt Issuance Cost Amortization

Amortization expense included in interest expense related to debt issuance costs of the Term Loan Facility was $0.6 million and $1.1 million for the three and six months ended March 31, 2017, respectively. As a result of TLB Amendment No. 1, the Company incurred debt issuance costs of $1.3 million during the three months ended March 31, 2017, which will be amortized throughout the remaining life of the Term Loan Facility. Amortization expense included in interest expense related to debt issuance costs of the Predecessor Term Loan Facility and the Notes was $1.1 million and $2.2 million for the three and six months ended March 31, 2016, respectively.

Capital Lease Obligations

The capital lease obligation balance of $36.8 million as of March 31, 2017 is primarily associated with the Ryder Lease and the Montgomery Lease. The Ryder Lease obligation excludes decreasing annual interest payments ranging from $1.0 million to $0.2 million, for aggregate interest payments totaling $4.2 million. The Montgomery Lease obligation excludes decreasing annual interest payments ranging from $1.0 million to $0.1 million, for aggregate interest payments of $14.1 million. See Note 5.

8. Derivatives

During the three months ended March 31, 2017, the Company entered into four interest rate swap agreements with a combined notional amount of $300.0 million to help mitigate interest rate risk related to the variable-rate Term Loan Facility. The swap agreements expire at various dates from February 2020 through March 2022 and are accounted for as cash flow hedges. Gains or losses resulting from changes in the fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains and losses resulting from changes in the fair value applicable to the ineffective portion, if any, are reflected in income. Gains and losses recorded in other comprehensive income are reclassified into and recognized in income when the interest expense on the Term Loan Facility is recognized.

Derivative assets and liabilities at March 31, 2017 and September 30, 2016 consisted of the following:

	Recorded to	March 31, 2017	September 30, 2016
Short-term derivative asset	Other current assets	$0.1	$—
Long-term derivative asset	Other non-current assets	$1.6	$—
Short-term derivative liability	Accrued expenses and other liabilities	$1.4	$—
Other Comprehensive Income	Accumulated other comprehensive loss	$0.3	$—

Prior to the Business Combination, the Predecessor was a party to interest rate swap agreements to mitigate the exposure to interest rate risk related to the variable-rate Predecessor Term Loan Facility. The agreements had varying expiration dates through March 2017, and were accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in the fair value of the swaps were recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains and losses resulting from changes in the fair value applicable to the ineffective portion, if any, were reflected in income. Gains and losses recorded in other comprehensive income were reclassified into and recognized in income when the interest expense on the Predecessor Term Loan Facility was recognized.

Gains and losses (net of reclassifications into income) related to the interest rate swaps of the Company and the Predecessor were as follows:

		Successor		Predecessor
	Recorded to	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017	Three Months Ended March 31, 2016	Six Months Ended March 31, 2016
Realized loss	Interest expense	$0.3	$0.3	$0.1	$0.2
Unrealized gain	Other comprehensive income(loss)	$0.3	$0.3	$0.1	$0.2

At March 31, 2017, $1.3 million in unrealized losses were expected to be realized and recognized in income within the next twelve months.

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

The carrying values of borrowings outstanding under the Credit Facilities approximate fair value at March 31, 2017 and September 30, 2016, primarily due to their variable interest rate. The estimated fair value of these instruments is classified by the Company as a Level 3 measurement within the fair value hierarchy due to the varying interest rate parameters as outlined in the respective loan agreements.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

In addition to the financial instruments that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a non-recurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges or as part of a business combination. As discussed in Note 3, during the six months ended March 31, 2017, the Company recorded non-recurring fair value measurements related to its asset acquisition. In addition, in the fiscal year ended September 30, 2016, the Company recorded non-recurring fair value measurements related to the Business Combination. These fair value measurements were classified as Level 3 within the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Contingent Consideration

The fair value of the contingent consideration related to the Deferred Cash Consideration as discussed in Note 3 was $43.1 million and $35.0 million as of March 31, 2017 and September 30, 2016, respectively. The measurement of the contingent consideration related to the Deferred Cash Consideration is classified by the Company as a Level 3 measurement within the fair value hierarchy. In order to estimate the fair value of the Deferred Cash Consideration, the Company estimates the value of the Excess Shares using a Monte Carlo simulation model with the market price of the Company’s common stock at each valuation date being a significant input to this model. Unobservable inputs to the valuation are the expected volatility during the applicable period as well as a marketability discount to reflect the illiquidity of the Excess Shares given their terms. An increase in the market price of the Company’s common stock has the same directional effect on the value of the liability related to the Deferred Cash Consideration. An increase in the volatility and marketability discount will lower the value of the liability related to the Deferred Cash Consideration.

The fair value of the liability for the contingent consideration related to the TRA as discussed in Note 3 was $97.9 million and $83.4 million as of March 31, 2017 and September 30, 2016, respectively. The liability for the contingent consideration related to the TRA is classified by the Company as a Level 3 measurement within the fair value hierarchy. The Company estimates the fair value of the liability for the contingent consideration related to the TRA based on a discounted cash flow model which incorporates assumptions of projected taxable income, projected income tax liabilities and an estimate of tax benefits expected to be realized as a result of the Business Combination. Key inputs to the valuation are prevailing tax rates and market interest rates impacting the discount rate. An increase in the discount rate will lower the value of the liability related to the TRA and an increase in prevailing tax rates will increase the value of the liability related to the TRA.

During the three months ended March 31, 2017, the Company recorded a $2.0 million adjustment to the estimated fair value of the TRA liability as of the Closing Date, related to the assessments of the tax attributes associated with certain entities.

Changes in the fair value of the contingent consideration obligations for the six months ended March 31, 2017 were as follows:

	TRA	Deferred Cash Consideration	Total Fair Value
Contingent consideration as of September 30, 2016	$83.4	$35.0	$118.4
Measurement period adjustment	2.0	—	2.0
Change in fair value of contingent consideration(1)	12.5	8.1	20.6
Contingent consideration as of March 31, 2017	$97.9	$43.1	$141.0
(1) Included in Operating income(loss) in the condensed consolidated statements of operations.

Significant changes in the estimates and inputs used in determining the fair value of the contingent consideration could have a material impact on the amounts recognized as a component of Operating income (loss) in future periods.

Interest Rate Swaps

The Company classifies interest rate swaps within Level 2. During the three months ended March 31, 2017, the Company entered into four interest rate swap agreements to help mitigate interest rate risk related to the variable-rate Term Loan Facility. The agreements expire at various dates through March 2022. At March 31, 2017, the Company recorded $0.1 million in Other current assets, $1.6 million in Other non-current assets and $1.4 million in Accrued expenses and other liabilities in the condensed consolidated balance sheet related to these instruments.

Prior to the Business Combination, the Predecessor was a party to interest rate swap agreements to mitigate the Predecessor’s interest rate risk related to its variable-rate Predecessor Term Loan Facility. The agreements had varying expiration dates through March 2017. At March 31, 2016, the Company recorded $0.3 million in Accrued expenses and other liabilities and less than $0.1 million in Other non-current liabilities in the condensed consolidated balance sheet related to these instruments. As a result of the Business Combination, the Predecessor Term Loan Facility was extinguished and the related interest rate swap agreements were terminated.

During the six months ended March 31, 2017 and 2016, the Company and the Predecessor did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

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

During the three and six months ended March 31, 2017, the Company granted 162,000 and 212,000 PSUs, respectively, to employees. The performance aspect of the PSUs vests on June 30, 2019, entitling the recipient to receive a certain number of shares of the Company’s common stock, based on the Company’s achievement of the performance goals included in the PSUs. Depending on the performance of the Company’s common stock during the approximate three-year performance period, a recipient of the award is entitled to receive a number of common shares equal to a percentage, ranging from 0% to 200%, of the initial award granted, with a 35% total shareholder return entitling the recipient to receive 100% of the award granted. As a result, the Company may issue up to 424,000 shares of the Company’s common stock related to these awards. If the Company’s total shareholder return for the performance period is negative, then the number of units ultimately awarded is based on the Company’s achievement of its cumulative Adjusted EBITDA target, as defined by the PSU agreement, during the performance period. If total shareholder return is between negative 15% and 0%, a recipient is entitled to receive a number of shares of stock between 50% and 70% of the number of PSUs granted. If the cumulative Adjusted EBTIDA target is not met, or the total shareholder return is less than negative 15%, no shares of the Company’s common stock will be issued. The Company used the Monte Carlo simulation model to estimate the fair value of the PSU awards at the grant date, considering the probability of satisfying the various performance criteria. The resulting grant date fair value is recognized as expense on a straight-line basis from the grant date through the end of the performance period. The assumptions used in the Monte Carlo simulation model for PSUs included an expected stock price volatility of 40% based on a peer group of similar companies, an expected dividend yield of 0%, an expected term of between two and three years, and a risk-free interest rate of between 0.93% and 1.3%.

The following table summarizes PSU award activity during the six months ended March 31, 2017:

	PSUs	Average Grant Date Fair Value Per Unit
Unvested PSUs at September 30, 2016	1,542,500	$9.12
Grants	212,000	7.66
Vested	—	—
Forfeited/Canceled	(167,500)	9.13
Unvested PSUs at March 31, 2017	1,587,000	$8.92

The PSU awards are accounted for as equity instruments, and the Company recognized compensation expense of $1.1 million and $2.2 million as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations for the three and six months ended March 31, 2017, respectively, related to the PSUs. As of March 31, 2017, the outstanding PSUs had a weighted-average remaining contract life of 2.2 years. As of March 31, 2017, there was $9.9 million of total unrecognized compensation expense related to non-vested PSUs.

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

The following table summarizes restricted stock activity during the six months ended March 31, 2017:

	Shares of Restricted Stock	Average Grant Date Fair Value Per Unit
Restricted stock at September 30, 2016	64,518	$9.27
Grants	—	—
Vested	—	—
Forfeited/Canceled	(10,753)	9.27
Restricted stock at March 31, 2017	53,765	$9.27

The restricted stock awards are accounted for as equity instruments, and the Company recognized compensation expense of $0.1 million and $0.3 million as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations during the three and six months ended March 31, 2017, respectively, related to the restricted stock. As of March 31, 2017, there was $0.1 million of total unrecognized compensation expense related to restricted stock, and a weighted average remaining life of 0.3 years.

During the fiscal year ended September 30, 2016, TPG entered into agreements with certain of the Company's officers and employees to award a total of 100,000 shares of restricted stock to such officers and employees from shares of the Company's common stock owned by TPG. These awards vest in equal amounts over a three-year period provided that such officers and employees continue their employment with the Company. The Company recognized compensation cost of $0.1 million and $0.2 million as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations during the three and six months ended March 31, 2017, respectively, related to these awards. As of March 31, 2017, there was $0.7 million of total unrecognized compensation cost related to these awards, and a weighted average remaining life of 2.2 years.

While these awards were not made pursuant to the 2016 LTIP, they constitute equity-based compensation and therefore will count against the 2016 LTIP's share reserve to the extent the awards vest.

During the six months ended March 31, 2017, the Company granted certain employees a total of 28,000 RSUs that vest equally over a three-year period on the anniversary of the grant date provided the employee remains employed by the Company. Upon vesting, the recipients will receive a share of common stock in the Company for each RSU awarded. The fair value of these RSUs was determined based on the closing price of the Company’s stock on the grant date.

The following table summarizes RSU award activity during the six months ended March 31, 2017:

	RSUs	Average Grant Date Fair Value Per Unit
Unvested RSUs at September 30, 2016	—	$—
Grants	28,000	7.28
Vested	—	—
Forfeited/Canceled	—	—
Unvested RSUs at March 31, 2017	28,000	$7.28

The RSUs are accounted for as equity instruments, and the Company recognized compensation cost of less than $0.1 million as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations during the three and six months ended March 31, 2017 related to the RSUs. As of March 31, 2017, there was $0.2 million of total unrecognized compensation cost related to the RSUs, and a weighted average remaining life of 2.6 years.

The Company also awarded 10,500 phantom RSUs and 10,000 phantom PSUs to certain non-U.S. employees. The phantom RSUs vest equally over a three-year period on the anniversary of the grant date while the phantom PSUs vest under the same conditions as the PSU awards described above. Upon vesting and provided the employee remains employed by the Company at that time, the awards will be settled in cash. In accordance with ASC 718, these specific phantom RSU and phantom PSU awards are accounted for as a liability, with the awards re-measured at the end of each reporting period based on the closing price of the Company’s common stock or using a Monte Carlo simulation model, as applicable. Compensation expense is recognized ratably on a straight-line basis over the requisite service period. An immaterial amount of compensation expense was recognized during the three and six months ended March 31, 2017 related to these awards.

As of March 31, 2017, there were 7,210,735 shares of the Company’s common stock available for issuance under the 2016 LTIP.

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

The following summarizes contributions to the plans described above:

	Successor		Predecessor
	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017	Three Months Ended March 31, 2016	Six Months Ended March 31, 2016
Contributions recorded as a component of cost of sales and operating expenses	$1.0	$2.0	$1.0	$1.9
Contributions recorded as a component of selling, general and administrative expenses	1.6	3.2	1.7	3.2
Total contributions	$2.6	$5.2	$2.7	$5.1

Predecessor Equity Plan

The Predecessor previously issued unregistered Series B units in Holdings to directors and certain officers and employees. The units issued were initially unvested, and with respect to units issued to certain officers and employees, 50% of the Series B units would vest 20% annually over a five-year period (“Time-Based Units”) and 50% of the Series B units would vest in accordance with a performance-based schedule that was divided into five separate and equal twelve month periods (“Performance-Based Units”). The Board of Directors of the Predecessor established EBITDA-based performance targets for purposes of determining vesting of the Performance-Based Units. Further, all Performance-Based Units would automatically vest upon a liquidity event, provided the award holder remained employed through the date of the liquidity event. The Series B Units were accounted for as equity instruments, and the Predecessor recognized compensation expense of $0.3 million and $0.6 million, respectively, as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations during the three and six months ended March 31, 2016 related to these awards.

All vested and unvested Series B units in existence as of the closing of the Business Combination were exchanged for equity interests of New Holdco, which received a portion of the consideration paid to the Selling Equityholders in the Company Merger in exchange for such Series B Units.

11. Equity

Common Stock
The authorized common stock of the Company consists of 300,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of March 31, 2017, there were 89,276,183 shares of common stock issued and outstanding, which includes the 12,476,250 Founder Shares.
Founder Shares
As of March 31, 2017 there were 12,476,250 Founder Shares. These Founder Shares are subject to forfeiture on the tenth anniversary of the Closing Date unless:

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
Warrants
As of March 31, 2017 there were 50,025,000 warrants outstanding to purchase 25,012,500 shares of common stock at an exercise price of $11.50 per share.
Preferred Stock
The authorized preferred stock of the Company consists of 1,000,000 shares. As of March 31, 2017, there were no shares of preferred stock issued and outstanding.

12. Earnings per Share

A reconciliation of the numerators and denominators of the basic and diluted per share computation follows. No such computation is necessary for the Predecessor period as the Predecessor was organized as a limited liability company and did not have publicly traded common shares.

	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017
Basic:
Net loss	$(1.1)	$(9.4)
Weighted average number of common shares outstanding during the period	76,746,168	76,746,168
Net loss per common share - basic	$(0.01)	$(0.12)

Diluted:
Net loss	$(1.1)	$(9.4)
Denominator for diluted earnings per share:
Weighted average number of common shares outstanding during the period	76,746,168	76,746,168
Incremental common shares attributable to outstanding unvested restricted stock and unvested restricted stock units	—	—
Denominator for diluted earnings per common share	76,746,168	76,746,168
Net loss per common share - diluted	$(0.01)	$(0.12)

For the three and six months ended March 31, 2017, there were 12,476,250 Founder Shares excluded from the basic and diluted computations because such shares were subject to forfeiture, 1,587,000 PSU awards which were not included in the computation of diluted shares outstanding because performance targets and/or market conditions were not yet met for these awards. Diluted shares outstanding also did not include 25,012,500 shares of common stock issuable on the exercise of 50,025,000 warrants because the warrants were out-of-the-money. As of the three and six months ended March 31, 2017, the 53,765 shares of unvested restricted stock awards issued to directors and 28,000 shares of restricted stock units awarded to employees were not included in the diluted share calculation, as their impact on the Company’s net loss would have been anti-dilutive.

13. Commitments, Contingencies and Litigation

Operating Leases

The Company is a lessee of office buildings, retail outlets, transportation equipment, warehouses and storage facilities, other equipment, facilities and properties under operating lease agreements that expire at various dates. Rent expense (including rentals under short-term leases) was $6.7 million and $13.1 million for the three and six months ended March 31, 2017, respectively, and $6.0 million and $12.2 million for the three and six months ended March 31, 2016, respectively.

Future minimum non-cancellable rental payments as of March 31, 2017 are as follows:

2018	$14.9
2019	12.4
2020	8.2
2021	6.1
2022	5.1
Thereafter	5.3
Total	$52.0

Capital Leases

The Company leases certain equipment and facilities under capital lease agreements. As of March 31, 2017 future minimum lease payments under capital leases were as follows:

2018	$6.9
2019	7.2
2020	7.2
2021	7.0
2022	7.0
Thereafter	38.7
Total minimum capital lease payments	74.0
Less amount representing executory costs	(18.6)
Less amount representing interest	(18.6)
Present value of net minimum capital lease payments	$36.8

Environmental Remediation

Due to the nature of its business, the Company is subject to various laws and regulations pertaining to the environment and to the sale, handling, transportation and disposal of chemicals and hazardous materials. These laws pertain to, among other things, air and water, the management of solid and hazardous wastes, transportation and human health and safety.

On March 31, 2011, the Predecessor purchased certain assets of the global distribution business (the "Distribution Business") from Ashland (the "Ashland Distribution Acquisition"), evidenced by the ADA Purchase Agreement.  In the ADA Purchase Agreement, Ashland agreed to retain all known environmental remediation liabilities ("the Retained Specified Remediation Liabilities") and other environmental remediation liabilities unknown at the closing of the Ashland Distribution Acquisition related to the Distribution Business for which Ashland received notice prior to the fifth anniversary of the closing (the "Other Retained Remediation Liabilities") (collectively, the "Retained Remediation Liabilities").  Ashland’s liability for the Retained Remediation Liabilities is not subject to any claim thresholds or deductibles other than expenses the Predecessor incurs arising out of the Other Retained Remediation Liabilities. Had the Predecessor incurred expenses arising out of the Other Retained Remediation Liabilities, Ashland’s indemnification obligation would have been subject to an individual claim threshold of $0.2 million and an aggregate claim deductible of $5.0 million. Ashland’s indemnification obligations under the ADA Purchase Agreement as described above terminated as of March 31, 2016, other than for the Retained Remediation Liabilities.  As a result, any environmental remediation liabilities reported to the Company after March 31, 2016 and not arising out of a Retained Remediation Liability will be liabilities of the Company. In addition, the Company is obligated to indemnify Ashland for any remediation liabilities, other than the Retained Remediation Liabilities, received by Ashland after March 31, 2016.

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

Other Legal Proceedings

As a part of the Ashland Distribution Acquisition, Ashland agreed to retain and be responsible for certain product liability litigation related to the Distribution Business for which Ashland received written threat or notice prior to the fifth anniversary of the closing (as defined further in the ADA Purchase Agreement, the “Retained Litigation Product Liabilities”). Ashland is not obligated to indemnify the Company for Retained Litigation Product Liabilities as to which it had not received notice of a pending proceeding or threat of a proceeding by March 31, 2016. The Company is responsible for indemnifying Ashland for any Retained Litigation Product Liabilities for which such notices or threats were first received by Ashland after March 31, 2016.

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

14. Related Party Transactions

Contingent Consideration Obligations Pursuant to the TRA and the Merger Agreement

Subsequent to the Business Combination, TPG beneficially owns approximately 35% of the Company’s common stock, including Founder Shares, and is considered a related party of the Successor. In connection with the Business Combination, TPG became a party to the TRA and obtained the right to receive the Deferred Cash Consideration pursuant to the Merger Agreement. The fair value of these contingent consideration liabilities was $141.0 million as of March 31, 2017, of which $135.9 million is recorded in Due to related party pursuant to contingent consideration obligations in Non-current Liabilities and $5.1 million is recorded in Due to related party pursuant to contingent consideration obligations in Current Liabilities on the Company’s condensed consolidated balance sheets. See Note 3 and Note 9.

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

The table below summarizes activity recorded during the respective periods related to the items described above:

	Successor		Predecessor
	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017	Three Months Ended March 31, 2016	Six Months Ended March 31, 2016
Sales to related entities:
TPG	$1.5	$2.2	$0.8	$1.8
Amounts included in Selling, general and administrative expenses
Management fees to TPG	$—	$—	$0.7	$1.6
Consulting fees to TPG	$—	$—	$0.2	$0.2

There were no purchases from TPG related entities in the Successor or Predecessor periods.

TPG related entities owed the Company $0.5 million at March 31, 2017 and $0.6 million at September 30, 2016 which were included in Accounts and notes receivable in the Company’s condensed consolidated balance sheets.

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

Income tax expense for the three months ended March 31, 2017 was $0.8 million on pre-tax loss of $0.3 million for the Successor compared to the income tax expense of $1.8 million on pre-tax income of $3.8 million for the three months ended March 31, 2016 for the Predecessor. The current period tax expense was largely attributable to foreign income tax expense on profitable foreign operations. The prior period tax expense was largely attributed to foreign income tax expense on profitable foreign operations.

Income tax benefit for the six months ended March 31, 2017 was $1.9 million on pre-tax loss of $11.3 million for the Successor compared to the income tax expense of $3.1 million on pre-tax income of $9.4 million for the six months ended March 31, 2016 for the Predecessor. The current period tax benefit was largely attributable to U.S. operations related to deferred taxes driven by the net loss incurred during the current period. The prior period tax expense was largely attributed to foreign income tax expense on profitable foreign operations.

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

At March 31, 2017 and September 30, 2016, the valuation allowance was $3.2 million and $2.8 million, respectively, primarily relating to Nexeo Plaschem operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at March 31, 2017, management believes it is more likely than not that it will realize the majority of its deferred tax assets.

Uncertain Tax Positions

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured as the amount of benefit that has a greater than 50% likelihood of being realized. Differences between the amount of tax benefits taken or expected to be taken in the income tax returns and the amount of tax benefits recognized in the financial statements represent the Company’s unrecognized income tax benefits, which are recorded as a liability, with the long-term portion included in Other non-current liabilities and the current portion included in Accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of Income tax expense in the condensed consolidated statements of operations. There was an insignificant amount of interest and penalties recognized during all periods. As of March 31, 2017 and September 30, 2016, the Company had $0.6 million and $1.2 million, respectively, related to uncertain tax positions, including related accrued interest and penalties. This decrease was related to the release of uncertain tax provisions from the prior year and lapses in statutory tax periods.

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

The Chief Executive Officer is the Chief Operating Decision Maker. The Chief Operating Decision Maker reviews operating results in order to make decisions, assess performance and allocate resources to each line of business. In order to maintain the focus on line of business performance, certain expenses are excluded from the line of business results utilized by the Company’s Chief Operating Decision Maker in evaluating line of business performance. These expenses include certain depreciation and amortization, selling, general and administrative expense, corporate items such as transaction related costs, interest and income tax expense. These items are separately delineated to reconcile to reported net income. No single customer accounted for more than 10% of revenues for any line of business for each of the periods reported. Intersegment revenues were insignificant.

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

Summarized financial information relating to the Company’s lines of business is as follows:

	Successor		Predecessor
	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017	Three Months Ended March 31, 2016	Six Months Ended March 31, 2016
Sales and operating revenues
Chemicals	$415.0	$767.4	$389.0	$767.7
Plastics	471.7	884.2	443.9	862.4
Other	31.0	60.9	29.3	59.8
Total sales and operating revenues	$917.7	$1,712.5	$862.2	$1,689.9
Gross profit
Chemicals	$50.6	$93.3	$50.1	$97.4
Plastics	45.8	81.8	44.8	85.4
Other	5.8	11.5	6.4	13.7
Total gross profit	$102.2	$186.6	$101.3	$196.5
Selling, general & administrative expenses	80.0	154.5	76.7	151.4
Transaction related costs	0.3	1.1	6.3	7.3
Change in fair value related to contingent consideration obligations	10.0	20.6	—	—
Operating income	11.9	10.4	18.3	37.8
Other income	0.2	2.6	0.9	2.6
Interest income (expense)
Interest income	0.1	0.2	0.1	0.1
Interest expense	(12.5)	(24.5)	(15.5)	(31.1)
Income (loss) before income taxes	$(0.3)	$(11.3)	$3.8	$9.4

	March 31, 2017	September 30, 2016
IDENTIFIABLE ASSETS
Chemicals	$698.9	$656.8
Plastics	747.1	708.7
Other	85.2	85.0
Total identifiable assets by reportable segment	1,531.2	1,450.5
Unallocated assets	676.7	628.4
Total assets	$2,207.9	$2,078.9

Goodwill amounts by reportable segment at March 31, 2017 are based on the preliminary allocation of the purchase consideration of the Business Combination as of the Closing Date. Accordingly, the amounts allocated to goodwill are subject to adjustments that could have a material impact on total goodwill and goodwill by reportable segment. See Note 3.

Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Successor		Predecessor
	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017	Three Months Ended March 31, 2016	Six Months Ended March 31, 2016
U.S.	$684.2	$1,271.6	$655.7	$1,281.2
Canada	46.7	83.6	39.0	74.9
Other North America	12.7	25.2	12.8	25.2
Total North America Operations	$743.6	$1,380.4	$707.5	$1,381.3
EMEA	124.4	221.3	108.4	213.1
Asia	49.7	110.8	46.3	95.5
Total	$917.7	$1,712.5	$862.2	$1,689.9

17. Subsequent Events

Ultra Chem Acquisition

On April 3, 2017, the Company completed the Ultra Chem Acquisition for approximately $58.0 million pursuant to a stock purchase agreement dated March 9, 2017.

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

We distribute our broad product portfolio internationally through a supply chain consisting of owned, leased or third-party warehouses, rail terminals and tank terminals globally. We have a private fleet of tractors and trailers, primarily in North America.

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

Price fluctuations. The prices at which we resell the products we distribute in our Chemicals and Plastics lines of business generally fluctuate in accordance with the prices that we pay for these products. Product prices we pay are largely driven by the underlying global and regional economic conditions that drive the prices of two primary raw materials of production: crude oil (primarily naphtha) and natural gas (primarily ethane). These two raw material sources are used in the production of propylene and ethylene which are key feedstocks used in over 90% of organic-based commodity and specialty chemicals, as well as in the subsequent production of the intermediate plastics products we distribute. The prices of these feedstocks are also affected by other factors including choices made by feedstock producers for uses of these feedstocks (e.g., as an ingredient in gasoline versus a feedstock to the chemical industry), the capacity devoted to production of these feedstocks and other macroeconomic factors that impact the producers. As a distributor, the prices of these feedstocks are not in our control. However, we are generally able to pass on finished good price increases and decreases to our customers in accordance with the fluctuations in our product costs and transportation-related costs (e.g., fuel costs). As a result, movements in our sales revenue and cost of sales tend to correspond with changes in our product prices. Additionally, as capacity or demand patterns change, we typically experience a corresponding change in the average selling prices of the products we distribute. Our gross profit margins generally decrease in deflationary price environments because we are selling inventory that was previously purchased at higher prices. Alternatively, our gross profit margins generally increase during inflationary price environments because we are able to sell inventory that was previously purchased at lower prices. The extent to which profitability increases or decreases, however, also depends on the relative speed at which selling prices adjust in relation to inventory costs. As a logistics provider, oil price movements also typically impact our transportation and delivery costs.

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

Inflation. Our average selling prices generally rise in inflationary price environments as producers and suppliers raise the market prices of the products that we distribute. During inflationary periods our customers maximize the amount of inventory they carry in anticipation of even higher prices. Consequently, this environment of excess demand favorably impacts our volumes sold, revenues and gross profit due to the lag between rising prices and our cost of goods sold. The reverse is true in deflationary price environments. Deflationary forces create an environment of overcapacity, driving market prices of products downward, and we must quickly adjust inventories and buying patterns to respond to price declines. Our primary objective is to replace inventories at lower costs while maintaining or enhancing unit profitability.

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

Currency exchange rate fluctuations. We conduct our business on an international basis in multiple currencies. A portion of our sales and costs of sales are denominated in currencies other than the functional currency of our subsidiaries. Strengthening of our subsidiaries’ functional currency relative to the other currencies in which some transactions are denominated creates a negative impact on sales, but a positive impact on costs. Additionally, because we report our consolidated results in USD, the results of operations and the financial position of our local international operations, which are generally reported in the relevant local currencies, are translated into USD at the applicable exchange rates for inclusion in our condensed consolidated financial statements. Strengthening of the USD relative to our subsidiaries’ functional currencies causes a negative impact on sales but a positive impact on costs.

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

The global markets stabilized during the first quarter of our fiscal year 2017 and have begun to show some growth in the second quarter of our fiscal year 2017 as shown by the increase in U.S. Industrial Production index, increase in oil prices and GDP.

The following is a summary of GDP, oil price and U.S. Industrial Production Index fluctuations in our various regions of operations by fiscal quarter.

	Q2 17 v Q2 16	Q1 17 v Q1 16	Q4 16 v Q4 15	Q3 16 v Q3 15
North America
U.S. GDP Growth	1.9%	2.0%	1.7%	1.3%
U.S. Industrial Production Index	0.6%	(0.1)%	(1.2)%	(1.3)%
West Texas Intermediate Crude Oil Average Price Increase (Decrease)	54.0%	16.9%	(3.4)%	(21.2)%
EMEA
Euro Area GDP Growth	1.7%	1.8%	1.8%	1.6%
Brent Crude Oil Average Price Increase (Decrease)	55.1%	14.3%	(8.4)%	(25.9)%
Asia
China GDP Growth (1)	6.9%	6.7%	6.7%	6.7%

(1) As reported by the Chinese government.

Overall GDP growth has increased in many of the countries in which we operate. As a result we have shown an increase in volumes throughout all segments. In terms of currency, the USD has continued to strengthen over the prior comparable period against most other currencies in which we transact. As a result of these factors, reported dollar revenues and gross profit have been negatively impacted in many of our regional operations.

North America

The North American economic environment began to improve during the second quarter of fiscal year 2017. U.S. GDP has increased in the second fiscal quarter of 2017 as compared to second fiscal quarter of 2016, and the inflation rate has increased to 2.4% for the second fiscal quarter of 2017, driven in part by energy prices, specifically a rise in gasoline prices.

In terms of currency, the CAD strengthened when compared against the USD in the second fiscal quarter of 2017 following slight declines during the fiscal year ended September 30, 2016. The Peso weakened in value against the USD in the first half of fiscal year 2017, although the impact associated with this weakening has not been material to our results of operations.

EMEA

In Europe, we conduct business primarily in the Western European countries. Economic growth in Europe is expected to pick up through 2018 as the global recovery is expected to gain momentum. Overall GDP growth remains slow, however, with many Western European nations experiencing growth below 3.0%.

In terms of currency, the euro and the majority of other European currencies weakened versus the USD in the first half of fiscal year 2017 following declines during fiscal year 2016, which affected among other items, the reported dollar revenues and gross profit from our European operations.

The market prices for the products we sell in Europe are typically correlated to the cost of Brent Crude as these operations are primarily based on the distribution of commodity plastics products and most products are sourced in Europe. Consistent with the increase in oil prices during the first half of fiscal year 2017, we have begun to see an increase in pricing.

Asia

Our operations in Asia are concentrated mainly in China. Recent GDP growth in China, as reported by the Chinese government, has increased slightly, primarily due to a rise in industrial output, retail sales and fixed-asset investment with an increase in fiscal spending.

In terms of currency, the RMB continued to decline against the USD during the first half of fiscal year 2017 following declines during fiscal year 2016, which affected, among other items, the reported dollar revenues and gross profit from our operations in China.

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

Results of Operations

Three Months Ended March 31, 2017 (Successor) compared with Three Months Ended March 31, 2016 (Predecessor)

The Successor and Predecessor periods include operating results for the full three months ended March 31, 2017 and March 31, 2016, respectively.

	Successor	Predecessor			Percentage of Sales and Operating Revenues For the
	Three Months Ended March 31,	Three Months Ended March 31,	Period Over Period Favorable (Unfavorable)		Three Months Ended March 31,
(in millions)	2017	2016	$ Change	% Change	2017	2016
Sales and operating revenues
Chemicals	$415.0	$389.0	$26.0	6.7%	45.2%	45.1%
Plastics	471.7	443.9	27.8	6.3%	51.4%	51.5%
Other	31.0	29.3	1.7	5.8%	3.4%	3.4%
Total sales and operating revenues	$917.7	$862.2	$55.5	6.4%	100.0%	100.0%

Gross profit
Chemicals	$50.6	$50.1	$0.5	1.0%	12.2%	12.9%
Plastics	45.8	44.8	1.0	2.2%	9.7%	10.1%
Other	5.8	6.4	(0.6)	(9.4)%	18.7%	21.8%
Total gross profit	$102.2	$101.3	$0.9	0.9%	11.1%	11.7%

Selling, general and administrative expenses	$80.0	$76.7	$(3.3)	(4.3)%	8.7%	8.9%
Transaction related costs	0.3	6.3	6.0	95.2%	—%	0.7%
Change in fair value of contingent consideration obligations	10.0	—	(10.0)	*	1.1%	—%
Operating income	11.9	18.3	(6.4)	(35.0)%	1.3%	2.1%
Other income	0.2	0.9	(0.7)	(77.8)%	—%	0.1%
Interest expense, net	(12.4)	(15.4)	3.0	19.5%	(1.4)%	(1.8)%
Income (loss) before income taxes	(0.3)	3.8	(4.1)	(107.9)%	—%	0.4%
Income tax expense	0.8	1.8	1.0	55.6%	0.1%	0.2%
Net income (loss) from continuing operations	(1.1)	2.0	(3.1)	(155.0)%	(0.1)%	0.2%
Net income from discontinued operations, net of tax	—	0.1	(0.1)	*	—%	*
Net income (loss)	$(1.1)	$2.1	$(3.2)	(152.4)%	(0.1)%	0.2%

*      Not meaningful

Sales and operating revenues

Sales and operating revenues for the three months ended March 31, 2017 increased $55.5 million, or 6.4%, as compared to the three months ended March 31, 2016. The increase in revenues was primarily attributable to an increase in volumes across all segments of 4.0% due to increased demand through all geographic regions, except Asia, and an increase in overall average selling prices of 2.3% resulting from the inflationary price environment. The revenue increase was partially offset by a decline of $5.2 million as a result of the weakening of the exchange rates of various currencies versus the USD as compared to the same period in the prior fiscal year.

Chemicals

Sales and operating revenues for the Chemicals line of business for the three months ended March 31, 2017 increased $26.0 million, or 6.7%, as compared to the three months ended March 31, 2016. The revenue increase was primarily attributable to a 6.4% increase in average selling prices across multiple product lines as a result of the inflationary price environment. Sales volumes remained steady through North America and decreased in Asia.

Plastics

Sales and operating revenues for the Plastics line of business for the three months ended March 31, 2017 increased $27.8 million, or 6.3%, as compared to the three months ended March 31, 2016. The revenue increase was primarily attributable to an 8.6% increase in volumes across all of our operating regions as a result of increased demand in North America and market expansion in EMEA and was partially offset by a 2.1% decrease in overall average selling prices as well as a decrease of $5.4 million as a result of the weakening of the exchange rates of various currencies versus the USD compared to the same period in the prior fiscal year. Revenues continued to be affected in North America due to a supplier disruption which resulted in limited availability to us of certain products we distribute on a regular basis.

Other

Sales and operating revenues for the Other segment for the three months ended March 31, 2017 increased $1.7 million, or 5.8%, as compared to the three months ended March 31, 2016. The increase in revenues was primarily due to price increases during the current quarter.

Gross profit

Gross profit increased $0.9 million, or 0.9%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in gross profit was primarily due to higher average selling prices and volumes as previously mentioned. Gross profit as a percentage of sales for the three months ended March 31, 2017 was 11.1% as compared to 11.7% for the three months ended March 31, 2016. The decrease was driven by the additional depreciation expense of approximately $1.8 million during the period primarily due to the step up in fair value of the property, plant and equipment as a result of the Business Combination and the impact of the weakening of exchange rates of various currencies versus the USD of approximately $0.4 million as compared to the same period in the prior fiscal year.

Chemicals

Gross profit increased $0.5 million, or 1.0%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Gross profit as a percentage of sales for the Chemicals line of business for the three months ended March 31, 2017 was 12.2% as compared to 12.9% for the three months ended March 31, 2016. The decrease was driven by additional depreciation expense of approximately $1.3 million during the current period primarily due to the step up in fair value of property, plant and equipment as a result of the Business Combination.

Plastics

Gross profit increased $1.0 million, or 2.2%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Gross profit as a percentage of sales for the Plastics line of business for the three months ended March 31, 2017 was 9.7% as compared to 10.1% for the three months ended March 31, 2016. The decrease was driven by the impact of the weakening of the exchange rates of various currencies versus the USD of $0.4 million as compared to the same period in the prior fiscal year. There was also additional depreciation expense of approximately $0.5 million during the current period affecting gross profit due to the step up in fair value of the property, plant and equipment as a result of the Business Combination. Finally, a portion of the decrease was driven by a supplier disruption in North America resulting in limited availability to us of certain products we distribute on a regular basis.

Other

Gross profit declined $0.6 million, or 9.4%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Gross profit as a percentage of sales for the Other segment for the three months ended March 31, 2017 was 18.7% as compared to 21.8% for the three months ended March 31, 2016. The decrease in gross profit was primarily due to a shift in service mix toward on-site services during the period as compared to the same period in the prior fiscal year.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2017 increased $3.3 million, or 4.3%, as compared to the three months ended March 31, 2016. This increase was primarily driven by higher depreciation and amortization expense of $1.7 million mainly as a result of the Business Combination. Employee costs increased by $0.3 million primarily as a result of increased stock-based compensation cost. In addition, foreign exchange losses increased by approximately $1.2 million, driven primarily by fluctuations in the Euro to the USD and were partially offset by fluctuations in the RMB compared to the USD. Further, travel, insurance, and marketing costs increased approximately $0.8 million from the prior year quarter, but were partially offset by lower consulting costs of $0.5 million.

Transaction related costs

We incurred transaction related costs of $0.3 million and $6.3 million in the three months ended March 31, 2017 and 2016, respectively, related primarily to the Business Combination.

Changes in fair value of contingent consideration

We incurred a loss of $10.0 million in the three months ended March 31, 2017 related to the contingent consideration associated with the Deferred Cash Consideration and TRA. See Notes 3 and 9 to our condensed consolidated financial statements.

Other income

Other income for the three months ended March 31, 2017 was $0.2 million and was primarily due to the gain related to reimbursements received for certain capital expenditures incurred in connection with the relocation of certain operations. See Note 5 to our condensed consolidated financial statements. Other income for the three months ended March 31, 2016 was $0.9 million and was primarily due to a gain of $0.6 million on the repurchase of $9.5 million of Notes and due to a gain of $0.1 million on the sale of old private fleet tractors that were replaced with tractors under the Ryder Lease.

Interest expense, net

Interest expense, net for the three months ended March 31, 2017 was $12.4 million related to the Credit Facilities, along with the amortization of the costs associated with issuing the debt. Interest expense, net for the three months ended March 31, 2016 was $15.4 million primarily related to the Predecessor Credit Facilities and the Notes, along with the amortization of the costs associated with issuing the debt. The decrease in interest expense in the current period was primarily due to the redemption of the Notes in connection with the Business Combination.

Income tax expense

Income tax expense for the three months ended March 31, 2017 was $0.8 million and is primarily attributable to profitable foreign jurisdictions. Successor and Predecessor income taxes are generally not comparable as the Predecessor was organized as a limited liability company and taxed as a partnership for U.S. income tax purposes. Predecessor income tax expense for the three months ended March 31, 2016 was $1.8 million due to profitable foreign jurisdictions and certain U.S. Federal, state and local jurisdictions.

Six Months Ended March 31, 2017 (Successor) compared with Six Months Ended March 31, 2016 (Predecessor)

	Successor	Predecessor			Percentage of Sales and Operating Revenues For the
	Six Months Ended March 31,	Six Months Ended March 31,	Period Over Period Favorable (Unfavorable)		Six Months Ended, March 31
(in millions)	2017	2016	$ Change	% Change	2017	2016
Sales and operating revenues
Chemicals	$767.4	$767.7	$(0.3)	—%	44.8%	45.5%
Plastics	884.2	862.4	21.8	2.5%	51.6%	51.0%
Other	60.9	59.8	1.1	1.8%	3.6%	3.5%
Total sales and operating revenues	$1,712.5	$1,689.9	$22.6	1.3%	100.0%	100.0%

Gross profit
Chemicals	$93.3	$97.4	$(4.1)	(4.2)%	12.2%	12.7%
Plastics	81.8	85.4	(3.6)	(4.2)%	9.3%	9.9%
Other	11.5	13.7	(2.2)	(16.1)%	18.9%	22.9%
Total gross profit	186.6	$196.5	$(9.9)	(5.0)%	10.9%	11.6%

Selling, general and administrative expenses	154.5	151.4	(3.1)	(2.0)%	9.0%	9.0%
Transaction related costs	1.1	7.3	6.2	84.9%	0.1%	0.4%
Change in fair value of contingent consideration obligations	20.6	—	(20.6)	*	1.2%	*
Operating income	10.4	37.8	(27.4)	(72.5)%	0.6%	2.2%
Other income	2.6	2.6	—	—%	0.2%	0.2%
Net interest expense	(24.3)	(31.0)	6.7	21.6%	(1.4)%	(1.8)%
Income (loss) before income taxes	(11.3)	9.4	(20.7)	(220.2)%	(0.7)%	0.6%
Income tax expense (benefit)	(1.9)	3.1	5.0	161.3%	(0.1)%	0.2%
Net income (loss) from continuing operations	(9.4)	6.3	(15.7)	(249.2)%	(0.5)%	0.4%
Net income from discontinued operations, net of tax	—	0.1	(0.1)	*	—%	*
Net income (loss)	$(9.4)	$6.4	$(15.8)	(246.9)%	(0.5)%	0.4%
*      Not meaningful

Sales and operating revenues

Sales and operating revenues for the six months ended March 31, 2017 increased $22.6 million, or 1.3%, as compared to the six months ended March 31, 2016. The increase in revenues was primarily attributable to increased total volume of 2.2%, driven by volume increase in the Plastics line of business, slightly offset by volume decrease in the Chemicals line of business. Overall average selling prices were down slightly, primarily in the Plastics line of business. This was partially offset by a decrease of $11.9 million from the weakening of the exchange rates of various currencies versus the USD as compared to the same period in the prior fiscal year.

Chemicals

Sales and operating revenues for the Chemicals line of business for the six months ended March 31, 2017 were flat as compared to the six months ended March 31, 2016. This was primarily due to a slight decrease in volumes offset by a slight increase in average selling prices across multiple product lines.

Plastics

Sales and operating revenues for the Plastics line of business for the six months ended March 31, 2017 increased $21.8 million, or 2.5%, as compared to the six months ended March 31, 2016. The revenue increase was primarily attributable to a 6.3% increase in volumes across all of our operating regions, offset by a decrease in average selling prices of 3.5%. Revenues continued to be affected in North America due to a supplier disruption which resulted in limited availability to us of certain products we distribute on a regular basis. Additionally, revenue decreased $11.5 million from the weakening of the exchange rates of various currencies versus the USD compared to the same period in the prior fiscal year.

Other

Sales and operating revenues for the Other segment for the six months ended March 31, 2017 increased $1.1 million, or 1.8%, as compared to the six months ended March 31, 2016. The increase in revenues was primarily due to price increases during the second quarter of fiscal year 2017.

Gross profit

Gross profit declined $9.9 million, or 5.0%, for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016. The decrease in gross profit was primarily due to lower average selling prices primarily in the Plastics line of business combined with the inflationary pricing for inputs. Gross profit as a percentage of sales for the six months ended March 31, 2017 was 10.9% as compared to 11.6% for the six months ended March 31, 2016. This decrease was driven by a decrease of $1.0 million, attributable to the weakening of the exchange rates of various currencies versus the USD as compared to the same period in the prior fiscal year, as well as an increase in depreciation expense of $3.6 million during the current period primarily due to the step up in fair value of the property, plant and equipment as a result of the Business Combination.

Chemicals

Gross profit declined $4.1 million, or 4.2%, for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016. Gross profit as a percentage of sales for the Chemicals line of business for the six months ended March 31, 2017 was 12.2% as compared to 12.7% for the six months ended March 31, 2016. The decrease in gross profit was primarily attributable to the slight decline in volumes partially offset by a slight increase in average selling prices during the current period. Furthermore, there was an increase in depreciation expense of approximately $2.6 million during the current period from the step up in fair value of property, plant and equipment as a result of the Business Combination. The decrease in gross profit was partially mitigated by product mix favorability, pricing initiatives and supply chain efficiencies.

Plastics

Gross profit declined $3.6 million, or 4.2%, for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016. Gross profit as a percentage of sales for the Plastics line of business for the six months ended March 31, 2017 was 9.3% as compared to 9.9% for the six months ended March 31, 2016. The decrease was primarily attributable to pricing compression and the impact of the weakening of the exchange rates of various currencies versus the USD of $0.9 million as compared to the same period in the prior fiscal year. Additionally, a portion of the decrease was attributable to a supplier disruption in North America that has resulted in limited availability to us of certain products we distribute on a regular basis. Furthermore, there was an increase in depreciation expense of approximately $1.0 million during the current period due to the step up in fair value of property, plant and equipment as a result of the Business Combination. The decrease in gross profit was partially mitigated by pricing initiatives and supply chain efficiencies.

Other

Gross profit declined $2.2 million, or 16.1%, for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016. Gross profit as a percentage of sales for the Other segment for the six months ended March 31, 2017 was 18.9% as compared to 22.9% for the six months ended March 31, 2016. The decrease was primarily due to a highly competitive marketplace during the first quarter of fiscal year 2017 and a shift in service mix toward on-site services during the period as compared to the same period in the prior fiscal year.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended March 31, 2017 increased $3.1 million, or 2.0%, as compared to the six months ended March 31, 2016. This increase was primarily driven by higher depreciation and amortization expense of $2.7 million mainly as a result of the Business Combination. Employee costs increased by $0.3 million primarily as a result of increased stock-based compensation expense. In addition, foreign exchange losses increased by approximately $1.4 million, primarily due to fluctuations in the RMB, Euro and Peso to the USD. These increases were partially offset by lower consulting costs of $1.1 million and lower travel and entertainment costs of $0.3 million. Selling, general and administrative expenses for the six months ended March 31, 2017 included certain reorganization expenses of approximately $1.7 million.

Transaction related costs

We incurred transaction related costs of $1.1 million and $7.3 million in the six months ended March 31, 2017 and 2016, respectively, primarily related to the Business Combination.

Changes in fair value of contingent consideration

We incurred a loss of $20.6 million in the six months ended March 31, 2017 related to the contingent consideration associated with the Deferred Cash Consideration and TRA. See Notes 3 and 9 to our condensed consolidated financial statements.

Other income

Other income for the six months ended March 31, 2017 was $2.6 million and was primarily due to the gain related to reimbursements received for certain capital expenditures incurred in connection with the relocation of certain operations. See Note 5 to our condensed consolidated financial statements. Other income for the six months ended March 31, 2016 was $2.6 million and was primarily due to a gain of $1.8 million on the sale of old private fleet tractors that were replaced with tractors under the Ryder Lease, and a gain of $0.6 million on the repurchase of $9.5 million of the Notes.

Interest expense, net

Interest expense, net for the six months ended March 31, 2017 was $24.3 million related to the Credit Facilities, along with the amortization of the costs associated with issuing the debt. Interest expense, net for the six months ended March 31, 2016 was $31.0 million primarily related to the Predecessor Credit Facilities and the Notes, along with the amortization of the costs associated with issuing the debt. The decrease in interest expense in the current period was primarily due to the redemption of the Notes in connection with the Business Combination.

Income tax expense

Income tax benefit for the six months ended March 31, 2017 was $1.9 million and is primarily attributable to U.S. operations related to deferred tax positions. Successor and Predecessor income taxes are generally not comparable as the Predecessor was organized as a limited liability company and taxed as a partnership for U.S. income tax purposes. Predecessor income tax expense for the six months ended March 31, 2016 was $3.1 million due to higher profitability of our EMEA operations as well as an increase in tax expense for Sub Holding.

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

Capital Expenditures

Cash capital expenditures for the six months ended March 31, 2017 were $14.5 million and related primarily to facility improvements and additional information technology investments. We expect our aggregate capital expenditures for fiscal year 2017 (excluding acquisitions and assets acquired via capital leases) to be approximately $25.0-$30.0 million. These expenditures are expected to be primarily related to fixed asset replacements, improvements to our information technology infrastructure and additions of equipment and vehicles.

We are a party to the Montgomery Lease. The Montgomery Lease has a term of 15 years, with annual payments beginning at $1.1 million per year. The Montgomery Lease is accounted for as a capital lease and began in the first quarter of fiscal year 2017 with an initial cost and capital lease obligation of $13.2 million. Our total capital lease obligations balance was $36.8 million as of March 31, 2017 and is primarily associated with the Ryder Lease and the Montgomery Lease. See Note 7 to our condensed consolidated financial statements.

Credit Facilities

ABL Facility

The ABL Facility provides for committed revolving credit financing including a U.S. Tranche of up to $505.0 million, a Canadian Tranche of up to the USD equivalent of $40.0 million, and a FILO Tranche up to $30.0 million. The ABL Facility matures on June 9, 2021. Provided no default or event of default then exists or would arise therefrom, the ABL Borrowers have the option, at the beginning of each quarter, to request that the ABL Facility be increased by an aggregate amount, when included with any incremental borrowings issued under the Term Loan Facility, not to exceed $175.0 million.

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

The ABL Facility includes a letter of credit sub-facility, which permits up to $200.0 million of letters of credit under the U.S. Tranche (which may be denominated in USD, euros or other currencies approved by the administrative agent and the issuing bank) and up to the USD equivalent of $10.0 million of letters of credit under the Canadian Tranche (which may be denominated in CAD only). The ABL Facility also contains a FILO Tranche which can be used by any non-Canadian foreign subsidiary for loans or letters of credit up to an aggregate amount not to exceed $30.0 million

At March 31, 2017, we had $214.4 million in borrowings outstanding under the ABL Facility. Outstanding borrowings on the ABL Facility included approximately $58.0 million drawn in anticipation of the closing of the Ultra Chem Acquisition on April 3, 2017. Interest expense related to the ABL Facility, excluding amortization of debt issuance costs, was $1.5 million and $2.8 million for the three and six months ended March 31, 2017, respectively.

As of March 31, 2017, we were in compliance with the covenants of the ABL Facility.

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

On March 22, 2017, the Company completed TLB Amendment No. 1 amending the current Term Loan Facility. TLB Amendment No. 1 reduced the interest rate margin applicable to outstanding term loans by 50 basis points from 4.25% to 3.75% for LIBOR loans and from 3.25% to 2.75% for base rate loans. In addition, the 1% LIBOR floor was eliminated. TLB Amendment No.1 provides a prepayment premium equal to 1% of the amount of the term loan applicable to certain repricing transactions occurring on or prior to six months from the effective date of TLB Amendment No. 1. TLB Amendment No. 1 will result in an estimated $3.3 million reduction to the Company’s annual cash interest expense for each of the next six years, while all other terms of the Term Loan Facility remain unchanged. There were no changes to the total or secured leverage ratios.

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

At March 31, 2017, we had $650.1 million in borrowings outstanding under the Term Loan Facility. We are required to make mandatory principal payments on an annual basis, commencing with the fiscal year ending September 30, 2017, if cash flows for the year, as defined in the agreement, exceed certain levels specified in the agreement. Interest expense related to the Term Loan Facility, excluding original issue discount amortization and amortization of debt issuance costs, was $8.5 million and $17.3 million for the three and six months ended March 31, 2017, respectively.

As of March 31, 2017, we were in compliance with the covenants of the Term Loan Facility.

Liquidity

The following table summarizes our liquidity position as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Cash and cash equivalents	$95.3	$47.5
ABL Facility availability	196.2	273.8
Total liquidity	$291.5	$321.3

Cash and Cash Equivalents

At March 31, 2017, we had $95.3 million in cash and cash equivalents of which $30.4 million was held by foreign subsidiaries, $25.6 million of which was denominated in currencies other than the USD, primarily in euros and RMB. At March 31, 2017, we had $4.9 million in China denominated in RMB. While the RMB is convertible into USD, foreign exchange transactions are subject to approvals from the SAFE. We do not anticipate any significant adverse impact to overall liquidity from potential limitations on the transfer or conversion of cash and cash equivalents.

ABL Facility

Under the ABL Facility, if as of any date of determination when Trigger Event Excess Availability (as defined in the ABL Facility) is below certain thresholds or upon certain defaults, we will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent, which will be used to repay outstanding loans and cash collateralized letters of credit. At March 31, 2017, Trigger Event Excess Availability under the ABL Facility was $196.2 million, which was $150.6 million in excess of the $45.6 million threshold that would trigger the foregoing requirements.

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

Cash Flows

The following table sets forth the major categories of our cash flows for the six months ended March 31, 2017 for the Successor and the six months ended March 31, 2016 for the Predecessor:

Major Categories of Cash Flows	Successor	Predecessor
(in millions)	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016
Net cash provided by (used in) operating activities	$(25.9)	$43.6
Net cash used in investing activities	(16.6)	(7.4)
Net cash provided by (used in) financing activities	91.0	(103.9)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(0.3)
Increase (decrease) in cash and cash equivalents	47.8	(68.0)
Cash and cash equivalents at the beginning of period	47.5	127.7
Cash and cash equivalents at the end of period	$95.3	$59.7

Six Months Ended March 31, 2017 (Successor) Compared to Six Months Ended March 31, 2016 (Predecessor)

Cash flows from operating activities

Net cash used in operating activities for the six months ended March 31, 2017 for the Successor was $25.9 million. Net loss of $9.4 million, adjusted for the gain related to reimbursement for certain capital expenditures incurred in connection with the relocation of certain operations, the loss on sale of property, plant and equipment and significant non-cash items such as depreciation and amortization expenses, amortization of debt issuance costs, provision for bad debt, deferred income taxes, equity based compensation expense, and changes relating to contingent consideration liabilities collectively totaling $51.6 million, resulted in $42.2 million of cash inflow during the six months ended March 31, 2017. Additionally, cash flow was negatively impacted by an increase in accounts and notes receivable of $70.4 million and inventories of $23.7 million, partially offset by a $33.8 million increase in accounts payable. The increase in accounts and notes receivable was driven primarily by higher sales volumes and rising average selling prices experienced during the current period as well as timing of collections at period end. There were no significant changes in billing terms or collection processes during the current period. The increase in accounts payable was driven by higher volumes and purchase prices during the current period. Additionally, there was a decrease in accrued expenses and other liabilities of $10.6 million which included the payment of the annual employee incentive compensation, and a decrease in other current assets of $1.9 million. Other assets and liabilities contributed $0.9 million to net cash provided by operating activities.

Net cash provided by operating activities for the six months ended March 31, 2016 for the Predecessor was $43.6 million. Net income of $6.3 million, adjusted for gains on sales of assets, gains on extinguishment of debt and significant non-cash items such as depreciation and amortization expenses, debt issuance costs, provision for bad debt, deferred income taxes, and equity-based compensation charges, collectively totaling $31.9 million, resulted in $38.2 million of cash inflow from continuing operations during the six months ended March 31, 2016. Additionally, cash flow from continuing operations was positively impacted by a decrease in accounts and notes receivable of $20.7 million, partially offset by a $3.7 million decrease in accounts payable. The decrease in accounts and notes receivable was driven primarily by lower sales volume and falling average selling prices experienced during the six months ended March 31, 2016 as well as timing of collections at period end. The decrease in accounts payable was driven by lower purchases due to lower sales volumes and pricing during the six months ended March 31, 2016. There were no significant changes in billing terms or collection processes during the six months ended March 31, 2016. There was a decrease in inventories of $6.3 million during the six months ended March 31, 2016, which reflected the impact of lower prices for inventory purchases as well as improved inventory management. Additionally, there was a decrease in accrued expenses and other liabilities of $10.7 million which included the payment of the annual employee incentive compensation, an increase in other current assets of $3.7 million due to the timing of certain prepaid expenses during the six months ended March 31, 2016 and a decrease in other assets and liabilities of $3.3 million.

Cash flows from investing activities

Investing activities used $16.6 million of cash during the six months ended March 31, 2017 for the Successor, primarily due to $5.1 million paid to effect asset acquisitions, and the additions of property and equipment of $14.5 million mainly related to facility improvements and additional information technology investments, partially offset by $2.9 million of cash proceeds related to the reimbursement for certain capital expenditures incurred in connection with the relocation of certain operations.

Investing activities used $7.4 million of cash during the six months ended March 31, 2016 for the Predecessor, mainly due to capital expenditures of $9.4 million primarily related to facility improvements and additional information technology investments, partially offset by net proceeds from the sale of assets of $2.0 million.

Cash flows from financing activities

Financing activities provided $91.0 million of cash during the six months ended March 31, 2017 for the Successor, primarily as a result of net borrowings on the ABL Facility of $96.7 million and net borrowings on short-term debt of $0.4 million, partially offset by payments on the Term Loan Facility of $3.3 million, capital lease payments of $1.5 million, and the payment of debt issuance costs of $1.3 million related to TLB Amendment No. 1. Net borrowings on the ABL Facility included approximately $58.0 million drawn in anticipation of the closing of the Ultra Chem Acquisition on April 3, 2017.

Financing activities used $103.9 million of cash during the six months ended March 31, 2016 for the Predecessor, primarily as a result of the $29.6 million excess cash flow payment on the Predecessor Term Loan Facility, net payments on the Predecessor ABL Facility and the Notes of $68.1 million and $8.7 million, respectively, and payments on capital leases of $0.9 million, partially offset by net borrowings of $3.6 million on short-term lines of credit available to Nexeo Plaschem.

Contractual Obligations and Commitments

As of March 31, 2017, amounts due under our contractual commitments were as follows:

	Payments Due by Period (in millions)
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Short-term and long-term debt obligations (1)	$44.5	$13.0	$227.4	$617.6	$902.5
Estimated interest payments on long-term debt obligations (2)	40.1	84.0	75.6	38.4	238.1
Capital lease obligations (3)	6.9	14.4	14.0	38.7	74.0
Operating lease obligations (4)	14.9	20.6	11.2	5.3	52.0
Employee benefit obligations	—	—	—	2.6	2.6
Contingent Consideration (5)	5.4	35.2	79.2	127.7	247.5
Other obligations (6)	4.6	1.9	—	—	6.5
Total	$116.4	$169.1	$407.4	$830.3	$1,523.2

(1)
Short-term obligations primarily include the payment of $38.0 million outstanding under credit facilities available to Nexeo Plaschem, and $6.5 million in principal installment payments under our Term Loan Facility. Long-term debt obligations include (i) the payment of $214.4 million in outstanding principal (as of March 31, 2017) under our ABL Facility and (ii) the payment of $643.6 million in outstanding principal under our Term Loan Facility. See Note 7 to our condensed consolidated financial statements.

(2)
Estimated interest payments include cash interest payments and estimated commitment fees on long-term debt obligations. Variable rate interest payments were estimated using interest rates as of March 31, 2017 held constant to maturity.

(3)
Capital lease obligations represent future payments on capital lease agreements, including lease payments on all tractors under the Ryder Lease and the Montgomery Lease. The amounts above include executory costs under these capital leases of $2.4 million per year, for aggregate executory costs totaling $18.6 million. Additionally, the amounts include decreasing annual interest payments ranging from $2.1 million to $0.1 million, for aggregate interest payments totaling $18.6 million on all capital leases. We are permitted to terminate the lease of an individual tractor under the Ryder Lease on the anniversary of its delivery date, provided that certain conditions are met. In the event we terminate the lease of an individual tractor in accordance with the terms of the Ryder Lease, we may elect to purchase the individual tractor at a predetermined residual value or return the tractor to Ryder, subject to an adjustment based on the then-current market value of the individual tractor. See Notes 5 and 7 to our condensed consolidated financial statements.

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

(6)
Other obligations are related to (i) non-cancellable equipment orders, (ii) certain IT-related contracts, (iii) estimated obligation costs to relocate employees or new hires in various U.S. locations, primarily to The Woodlands, Texas and (iv) remaining payments related to the asset acquisition completed during the six months ended March 31, 2017 (see Note 3 to our condensed consolidated financial statements). The relocations are assumed to be completed within one year, although it is not practicable to establish definite completion dates for each employee’s relocation.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K, at March 31, 2017.

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

Credit Risk

We are subject to the risk of loss arising from the credit risk related to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on substantially all customers requesting credit. With the exception of Nexeo Plaschem’s operations, we generally do not require collateral with respect to credit extended to customers; however, we will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. Nexeo Plaschem offers billing terms that allow certain customers to remit payment during a period of time ranging from 30 days to nine months. These notes receivables ($5.5 million at March 31, 2017) are supported by banknotes issued by large banks in China on behalf of their customers.

At March 31, 2017, no individual customer represented greater than 5.0% of the outstanding accounts receivable balance.

Interest Rate Risk

Interest rate risks can occur due to changes in market interest rates. This risk results from changes in the fair values of fixed-interest rate financial instruments or from changes in the cash flows of variable-interest rate financial instruments. The optimal structure of variable and fixed interest rates is determined as part of interest rate risk management. It is not possible to simultaneously minimize both kinds of interest rate risk. We take steps to mitigate interest rate risk in part by entering into interest rate swap agreements as described under “Fair Value Measurements” below. Also, see Note 8 to our condensed consolidated financial statements.

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

Borrowings under our ABL Facility bear interest at a variable rate, which was a weighted average rate of 2.56% for the three months ended March 31, 2017. For each $100.0 million drawn on the ABL Facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

On March 22, 2017, the Company completed TLB Amendment No. 1 amending the current Term Loan Facility. TLB Amendment No. 1 reduced the interest rate margin applicable to outstanding term loans by 50 basis points from 4.25% to 3.75% for LIBOR loans and from 3.25% to 2.75% for base rate loans. In addition, the 1% LIBOR floor was eliminated. TLB Amendment No.1 provides a prepayment premium equal to 1% of the amount of the term loan applicable to certain repricing transactions occurring on or prior to six months from the effective date of TLB Amendment No. 1.

Changes in market interest rates will have an effect on the Term Loan Facility interest expense. A 100 basis point increase/decrease in the interest rate would result in an increase/decrease of $6.5 million in annual interest expense based on the Term Loan Facility balance.

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

The fair value of the liability for the contingent consideration related to the TRA was $97.9 million as of March 31, 2017. The calculation of the liability for the contingent consideration related to the TRA uses a cash flow model which incorporates current interest rates in the discount rate used to discount the obligation to present value. A 100 basis point increase in the discount rate compared to the discount rate used at the March 31, 2017 valuation would have resulted in a decrease of approximately $0.8 million in the value of the liability for the contingent consideration related to the TRA. Additionally, this cash flow model is sensitive to changes in applicable tax rates. A 100 basis point increase in the tax rate compared to the tax rate used at the March 31, 2017 valuation would have resulted in an increase of approximately $2.8 million in the value of the liability for the contingent consideration related to the TRA.

The fair value of the liability for the contingent consideration related to Deferred Cash Consideration was $43.1 million as of March 31, 2017. The liability for the contingent consideration related to the Deferred Cash Consideration is highly sensitive to the price of our common stock at each valuation date. A $1.00 increase/decrease in the price of our common stock from its March 31, 2017 price would have increased/decreased the fair value of the liability for the Deferred Cash Consideration by approximately $4.9 million.

During the three months ended March 31, 2017, the Company entered into four interest rate swap agreements with a combined notional amount of $300.0 million to help mitigate interest rate risk related to the variable-rate Term Loan Facility. The agreements expire at various dates from February 2020 through March 2022 and are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in the fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains and losses resulting from changes in the fair value applicable to the ineffective portion, if any, are reflected in income. Gains and losses recorded in other comprehensive income are reclassified into and recognized in income when the interest expense on the Term Loan Facility is recognized. During the six months ended March 31, 2017, we classified into income and recognized a realized loss on the interest rate swaps of $0.3 million, which was recorded in interest expense. During the six months ended March 31, 2017, we recorded an unrealized gain on the interest rate swaps (net of classifications into income) of $0.3 million, which was recorded in other comprehensive income. As of March 31, 2017, $1.3 million in unrealized losses were expected to be realized and recognized in income within the next twelve months.

Foreign Currency Risk

We may be adversely affected by foreign exchange rate fluctuations since we conduct our business on an international basis in multiple currencies. A portion of our sales and costs of sales are denominated in currencies other than the functional currency of our subsidiaries, exposing us to currency transaction risk.  Additionally, because we report our consolidated results in USD, the results of operations and the financial position of our local international operations, which are generally reported in the relevant local currencies, are translated into USD at the applicable exchange rates for inclusion in our condensed consolidated financial statements, exposing us to currency translation risk.  We currently do not utilize financial derivatives to manage our foreign currency risk, but we continue to monitor our exposure to foreign currency risk, employ operational strategies where practical and may consider utilizing financial derivatives in the future to mitigate losses associated with these risks.

Included in our condensed consolidated statements of operations for the six months ended March 31, 2017 is a $1.6 million net loss related to foreign exchange rate fluctuations. The most significant currency exposures during this period were to the RMB, CAD and the Peso versus the USD. These currencies fluctuated to various degrees but such fluctuations did not exceed approximately 4% from their respective values since September 30, 2016. Assuming the same directional fluctuations as occurred during the six months ended March 31, 2017, a hypothetical 10.0% weakening/strengthening in the average exchange rates of these currencies from that date would have generated a net loss/gain of $0.5 million in our condensed consolidated statements of operations for the six months ended March 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April and November 2011, two local unions each filed an unfair labor practice charge against us with the NLRB, alleging that we should be considered a successor of Ashland and, as such, we were obligated to bargain to agreement or impasse with the unions before changing the employment terms that were in effect before commencing operations, including continuing to cover employees under the union-affiliated multi-employer pension plans in which the employees participated as employees of the Distribution Business.  In November 2011, the NLRB filed a complaint against us with respect to both cases, and a consolidated hearing was held before an administrative law judge in April and May of 2012.  On June 28, 2012, the NLRB administrative law judge found substantially in our favor, holding that we were not obligated to continue to cover employees in the multi-employer pension plans.  We reached a settlement with one of the unions resulting in a collective bargaining agreement that keeps the employees in our 401(K) plan.  The NLRB approved that settlement and, in May of 2014, dismissed the case with respect to that local union.  We reached a settlement with the remaining union that should result in a collective bargaining agreement that keeps the employees in our 401(K) plan. The settlement is currently awaiting approval by the NLRB.

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

Nexeo Solutions, Inc.

May 10, 2017	By:	/s/ Ross J. Crane
Ross J. Crane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

2.1
Stock Purchase Agreement, dated March 9, 2017, by and among Nexeo Solutions, LLC, Nexeo Solutions Mexico Holdings, LLC and the shareholders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36477) filed with the SEC on April 1, 2017.

10.1
Amendment No. 1, dated March 22, 2017, among Nexeo Solutions Holdings, LLC, Nexeo Solutions, LLC, Nexeo Solutions Sub Holdings Corp., the other Loan Parties identified therein, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36477) filed with the SEC on March 22, 2017

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