Form 10-Q
period 2017-06-30
Nexeo Solutions, Inc.
filed 2017-08-09
CIK 1604416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

As of August 4, 2017, there were 89,325,806 shares of the Company’s common stock outstanding.

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

Performance-Based Units	Units within the Predecessor Equity Plan that vest in accordance with a performance-based schedule
Peso	Mexican peso
Predecessor	Holdings and its subsidiaries for the periods prior to the Closing Date
Predecessor ABL Facility	Holdings asset-based credit facility which was terminated in connection with the Business Combination
Predecessor Equity Plan	Predecessor restricted equity plan
Predecessor Term Loan Facility	Holdings’ senior secured term loan credit facility which was terminated in connection with the Business Combination
PSLRA	U.S. Private Securities Litigation Reform Act of 1995
PSU	Performance share unit issued under the 2016 LTIP
RCRA	U.S. Resource Conservation and Recovery Act
Retained Remediation Liabilities	Under the ADA Purchase Agreement, collectively, the Retained Specified Remediation Liabilities and the Other Retained Remediation Liabilities
RMB	Chinese renminbi
RSU	Restricted stock unit issued under the 2016 LTIP
Ryder	Ryder Truck Rental, Inc.
Ryder Lease	Lease agreement entered into by and between the Predecessor and Ryder in May 2015 for certain transportation equipment
SAFE	People’s Republic of China State Administration of Foreign Exchange
SEC	U.S. Securities and Exchange Commission
Secured Net Leverage Ratio	The ratio of Consolidated Total Indebtedness divided by EBITDA (terms as defined in the Term Loan Facility agreement)
Securities Act	U.S. Securities Act of 1933, as amended
Selling Equityholders	The holders of equity interests in Holdings (other than Blocker) and the holders of equity interests in Blocker, in each case, as of the time immediately prior to the Business Combination
Solutions	Nexeo Solutions, LLC
Sponsor	WL Ross Sponsor LLC, the sponsor entity of WLRH prior to the Business Combination
Sub Holding	Nexeo Solutions Sub Holding Corp.
Term Loan Facility
Term loan credit facility pursuant to that certain credit agreement by and among Holdings, Solutions, Sub Holding, Bank of America, N.A., as administrative and collateral agent, the other agents party thereto and the lenders party thereto

Time-Based Units	Units issued under the Predecessor’s Equity Plan
TLB Amendment No. 1	The amendment to the Term Loan Facility dated March 22, 2017
TPG	TPG Capital, L.P. together with its affiliates, including TPG Accolade
TPG Accolade	TPG Accolade, L.P.

TPG Restricted Stock Grants	Restricted stock agreements entered into between TPG and certain of the Company’s officers and employees
TRA	The Tax Receivable Agreement entered into in connection with the Business Combination, by and between the Company and the Selling Equityholders, dated as of June 9, 2016
Ultra Chem Acquisition	The April 3, 2017 acquisition of the equity interests of the Mexico City, Mexico based chemicals distribution business of the Ultra Chem Group pursuant to the Ultra Chem Stock Purchase Agreement
Ultra Chem Closing Date	April 3, 2017
Ultra Chem Group	The Mexico City, Mexico based chemicals distribution business of Ultra Chem, S. de R.L. de C.V. and its related entities
Ultra Chem Stock Purchase Agreement	The Stock Purchase Agreement dated March 9, 2017 related to the purchase of the equity interests of Ultra Chem Group
U.S.	United States of America
USD	U.S. Dollar
U.S. GAAP	U.S. Generally accepted accounting principles
U.S. Tranche	U.S. Tranche of the ABL Facility
WLRH	WL Ross Holding Corp.

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

PART I
Item 1. Financial Statements

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in millions, except share amounts and par value)

	June 30, 2017	September 30, 2016
Current Assets
Cash and cash equivalents	$34.1	$47.5
Accounts and notes receivable (net of allowance for doubtful accounts of $1.7 million and $1.4 million, respectively)	555.5	474.8
Inventories	362.8	315.8
Other current assets	25.1	25.7
Total current assets	977.5	863.8

Non-Current Assets
Property, plant and equipment, net	321.4	322.6
Goodwill	694.2	665.7
Other intangible assets, net of amortization	233.0	215.0
Deferred income taxes	1.9	1.1
Other non-current assets	8.9	10.7
Total non-current assets	1,259.4	1,215.1
Total Assets	$2,236.9	$2,078.9

Current Liabilities
Short-term borrowings, current portion of long-term debt and capital lease obligations	$48.7	$47.7
Accounts payable	349.8	325.8
Accrued expenses and other liabilities	51.0	45.7
Due to related party pursuant to contingent consideration obligations	4.8	—
Income taxes payable	1.9	2.0
Total current liabilities	456.2	421.2

Non-Current Liabilities
Long-term debt and capital lease obligations, less current portion, net	855.3	765.6
Deferred income taxes	22.8	23.1
Due to related party pursuant to contingent consideration obligations	139.0	118.4
Other non-current liabilities	9.4	5.8
Total non-current liabilities	1,026.5	912.9
Total Liabilities	1,482.7	1,334.1

Commitments and contingencies (see Note 13)

Equity
Preferred stock, $0.0001 par value (1,000,000 shares authorized, none issued and outstanding as of June 30, 2017 and September 30, 2016)	—	—
Common stock, $0.0001 par value (300,000,000 shares authorized; 89,281,617 shares issued and 89,272,041 shares outstanding as of June 30, 2017 and 89,286,936 shares issued and outstanding as of September 30, 2016)	—	—
Additional paid-in capital	763.1	758.9
Accumulated deficit	(8.8)	(9.6)
Accumulated other comprehensive loss	—	(4.5)
Treasury stock, at cost: 9,576 shares as of June 30, 2017 and none as of September 30, 2016	(0.1)	—
Total equity	754.2	744.8
Total Liabilities and Equity	$2,236.9	$2,078.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in millions, except share and per share data)

	Successor				Predecessor
	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017	Three Months Ended June 30, 2016*	Nine Months Ended June 30, 2016*	April 1 Through June 8, 2016	October 1, 2015 Through June 8, 2016
Sales and operating revenues	$942.7	$2,655.2	$214.3	$214.3	$650.2	$2,340.1
Cost of sales and operating expenses	840.0	2,365.9	195.5	195.5	574.8	2,068.2
Gross profit	102.7	289.3	18.8	18.8	75.4	271.9
Selling, general and administrative expenses	79.4	233.9	19.1	19.2	57.5	208.9
Transaction related costs	0.2	1.3	15.9	18.0	26.1	33.4
Change in fair value of contingent consideration obligations	(0.8)	19.8	(2.3)	(2.3)	—	—
Operating income (loss)	23.9	34.3	(13.9)	(16.1)	(8.2)	29.6
Other income, net	5.7	8.3	—	—	0.3	2.9
Interest income (expense)
Interest income	—	0.2	0.3	0.9	—	0.1
Interest expense	(13.5)	(38.0)	(3.2)	(3.2)	(11.2)	(42.3)
Net income (loss) from continuing operations before income taxes	16.1	4.8	(16.8)	(18.4)	(19.1)	(9.7)
Income tax expense (benefit)	5.9	4.0	(1.3)	(1.3)	1.1	4.2
Net income (loss) from continuing operations	10.2	0.8	(15.5)	(17.1)	(20.2)	(13.9)
Net income from discontinued operations, net of tax	—	—	—	—	—	0.1
Net Income (Loss) Attributable to Nexeo Solutions, Inc.	$10.2	$0.8	$(15.5)	$(17.1)	$(20.2)	$(13.8)

Net income (loss) per share available to common stockholders
Basic	$0.13	$0.01	$(0.45)	$(0.81)
Diluted	$0.13	$0.01	$(0.45)	$(0.81)
Weighted average number of common shares outstanding
Basic	76,743,853	76,745,396	34,072,056	21,241,897
Diluted	76,828,868	76,830,296	34,072,056	21,241,897

*The three and nine months ended June 30, 2016 include 22 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Successor				Predecessor
	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017	Three Months Ended June 30, 2016*	Nine Months Ended June 30, 2016*	April 1, 2016 Through June 8, 2016	October 1, 2015 Through June 8, 2016
Net income (loss)	$10.2	$0.8	$(15.5)	$(17.1)	$(20.2)	$(13.8)
Unrealized foreign currency translation gain (loss), net of tax	11.9	4.9	(2.2)	(2.2)	(3.4)	(4.0)
Unrealized gain (loss) on interest rate hedges, net of tax	(0.7)	(0.4)	—	—	0.1	0.3
Other comprehensive income (loss), net of tax	11.2	4.5	(2.2)	(2.2)	(3.3)	(3.7)
Total comprehensive income (loss), net of tax attributable to Nexeo Solutions, Inc. (1)	$21.4	$5.3	$(17.7)	$(19.3)	$(23.5)	$(17.5)

(1) Tax effects for each component presented are not material.
*The three and nine months ended June 30, 2016 include 22 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
(Unaudited, in millions, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at September 30, 2016	89,286,936	$—	—	$—	$758.9	$(9.6)	$(4.5)	$744.8
Issuance of restricted stock	5,434	—	—	—	—	—	—	—
Forfeiture of restricted stock award	(10,753)	—	—	—	—	—	—	—
Shares associated with employee tax withholding for vesting of certain equity awards	(9,576)	—	9,576	(0.1)	—	—	—	(0.1)
Equity-based compensation	—	—	—	—	4.2	—	—	4.2
Comprehensive income:
Net income	—	—	—	—	—	0.8	—	0.8
Other comprehensive income	—	—	—	—	—	—	4.5	4.5
Balance at June 30, 2017	89,272,041	$—	9,576	$(0.1)	$763.1	$(8.8)	$—	$754.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Successor		Predecessor
	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016*	October 1, 2015 Through June 8, 2016
Cash flows from operations
Net income (loss) from continuing operations	$0.8	$(17.1)	$(13.9)
Adjustments to reconcile to cash flows from operations:
Depreciation and amortization	53.5	4.3	37.7
Debt issuance costs amortization, debt issuance costs write-offs and original issue discount amortization	3.1	(0.4)	6.1
Non-cash transaction costs	—	12.8	—
Provision for bad debt	(0.1)	0.1	1.2
Deferred income taxes	(0.8)	(1.9)	1.1
Equity-based compensation expense	4.2	0.3	2.7
Change in fair value of contingent consideration obligations	19.8	(2.3)	—
Gain on sale of property and equipment	—	—	(2.0)
Gain on debt extinguishment, net	—	—	(0.6)
Gain related to reimbursements of certain capital expenditures incurred	(8.1)	—	—
Changes in assets and liabilities:
Accounts and notes receivable	(63.8)	(6.0)	34.4
Inventories	(34.9)	7.0	8.4
Other current assets	3.1	2.8	(4.1)
Accounts payable	11.7	(27.3)	13.4
Related party payable	—	—	(0.3)
Accrued expenses and other liabilities	(1.1)	(2.6)	(9.7)
Changes in other operating assets and liabilities, net	0.6	0.3	(4.9)
Net cash provided by (used in) operating activities from continuing operations	(12.0)	(30.0)	69.5
Net cash provided by operating activities from discontinued operations	—	—	0.1
Net cash provided by (used in) operating activities	(12.0)	(30.0)	69.6
Cash flows from investing activities
Additions to property and equipment	(20.7)	(1.4)	(14.2)
Proceeds from the disposal of property and equipment	0.4	—	2.4
Proceeds from reimbursement of certain capital expenditures incurred	8.4	—	—
Proceeds withdrawn from trust account	—	501.1	—
Cash paid for asset and business acquisitions	(63.5)	(360.6)	—
Net cash provided by (used in) investing activities	(75.4)	139.1	(11.8)
Cash flows from financing activities
Proceeds from issuance of common stock	—	234.9	—
Redemption of common stock	—	(298.5)	—
Proceeds from Sponsor convertible note and Sponsor promissory note	—	0.7	—
Repayment of Sponsor convertible notes and Sponsor promissory note	—	(1.0)	—
Repurchases of membership units	—	—	(0.1)
Proceeds from short-term debt	30.1	4.9	20.9
Repayments of short-term debt	(29.6)	(1.7)	(17.1)
Proceeds from issuance of long-term debt	611.6	823.6	292.1
Repayments of long-term debt and capital lease obligations	(536.7)	(41.0)	(417.3)
Repayment of Predecessor long-term debt	—	(767.3)	—
Payments of debt issuance costs	(1.3)	(25.3)	—
Net cash provided by (used in) financing activities	74.1	(70.7)	(121.5)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	—	0.3
Increase (decrease) in cash and cash equivalents	(13.4)	38.4	(63.4)
Cash and cash equivalents at the beginning of the period	47.5	0.2	127.7
Cash and cash equivalents at the end of the period	$34.1	$38.6	$64.3
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$33.9	$7.2	$32.9
Cash paid during the period for taxes	$4.3	$1.5	$3.4
Supplemental disclosure of non-cash operating activities:
Non-cash payment of deferred underwriting fees	$—	$18.3	$—
Supplemental disclosure of non-cash investing activities:
Non-cash capital expenditures	$16.0	$1.2	$16.5
Non-cash intangible assets acquired	$3.7	$—	$—
Supplemental disclosure of non-cash financing activities:
Non-cash capital lease obligations, net	$13.6	$—	$14.3

*The nine months ended June 30, 2016 include 22 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.
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

The Company’s financial statement presentation distinguishes a “Predecessor” for the periods prior to the Closing Date and a “Successor” for the periods after the Closing Date. In the Business Combination, Holdings was identified as the acquiree and Predecessor and WLRH, subsequently renamed “Nexeo Solutions, Inc.”, was identified as the acquirer and Successor. The Successor periods in the condensed consolidated financial statements as of June 30, 2016 and for the three and nine months ended June 30, 2016 include 22 days (June 9, 2016 through June 30, 2016) of the combined operating results, as well as the full three and nine months ended June 30, 2016 of WLRH’s operating results, which reflect its financial activity including transaction costs and equity structure changes in preparation of the consummation of the Business Combination. As a result of the application of the acquisition method of accounting as of the Closing Date, the condensed consolidated financial statements for the Predecessor period and for the Successor period are presented on a different basis and are, therefore, not comparable. See Note 3 for further discussion of the Business Combination.

           The Predecessor periods in the condensed consolidated financial statements represent the operating results of Holdings and its subsidiaries prior to the Business Combination.

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. As such, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as disclosed herein) considered necessary for a fair statement have been included. Results of operations for the three and nine months ended June 30, 2017 are not necessarily indicative of results to be expected for the fiscal year ending September 30, 2017. Quarterly financial data should be read in conjunction with the consolidated financial statements and accompanying notes for the fiscal year ended September 30, 2016 included in the Company's Annual Report on Form 10-K filed with the SEC on December 8, 2016.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU removed step two of the goodwill impairment test and specified that an entity will recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value. The Company adopted this guidance during the three months ended March 31, 2017 as part of its annual impairment test and the adoption did not have a material impact on the Company’s financial position or results of operations for the periods presented.

New Accounting Pronouncements Not Yet Adopted

In August 2014, the FASB issued ASU 2014–15, Presentation of Financial Statements — Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.  This standard requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The Company will adopt this standard as of September 30, 2017, and it is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

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

3. Acquisitions

Ultra Chem Acquisition

On April 3, 2017, the Company completed the Ultra Chem Acquisition for approximately $56.8 million, net of cash acquired of $0.5 million, pursuant to the Ultra Chem Stock Purchase Agreement.  This amount excludes the settlement of the final net working capital adjustment.  Of the purchase price, approximately $10.7 million was placed in escrow. Of this amount, approximately $1.0 million was designated for the settlement of the final net working capital adjustment, expected to be completed in the fourth quarter of fiscal year 2017. The remaining balance of approximately $9.7 million may remain in escrow for a period of up to five years and relates to indemnification obligations under the Ultra Chem Stock Purchase Agreement. The escrow amount will be released as under the terms of the Ultra Chem Stock Purchase Agreement and related documentation. The Ultra Chem Acquisition was financed with approximately $58.0 million of borrowings under the ABL Facility. There is no contingent consideration related to the Ultra Chem Acquisition.

Preliminary Purchase Consideration Allocation

The Ultra Chem Acquisition is accounted for under the acquisition method, which requires the Company to perform an allocation of the preliminary purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the preliminary purchase consideration over the estimated fair values is recorded as goodwill. The following table summarizes the Company’s preliminary allocation of the preliminary purchase consideration to assets acquired and liabilities assumed at the Ultra Chem Closing Date:

Preliminary Purchase Consideration Allocation
Accounts receivable	$14.4
Inventory	10.5
Other current assets	2.0
Property and equipment	0.4
Customer-related intangible	22.0
Trade name	0.3
Non-compete agreements	3.7
Other non-current assets	0.4
Goodwill	22.5
Total assets acquired	76.2

Short-term borrowings	0.9
Accounts payable	13.0
Other current liabilities	4.1
Other non-current liabilities	1.4
Total liabilities assumed	19.4

Net assets acquired	$56.8

The total purchase consideration allocation above is preliminary as the Company has not yet completed the necessary fair value assessments, including the assessments of inventory, intangibles and the related tax impacts on these items. Any changes within the measurement period may change the amount of the purchase consideration allocable to goodwill. The fair value and tax impact assessments are to be completed within twelve months of the Ultra Chem Closing Date and could have a material impact on the components of the total purchase consideration allocation.

Transaction costs incurred by the Company associated with the Ultra Chem Acquisition were $0.3 million and $1.2 million during the three and nine months ended June 30, 2017, respectively. Of this amount, approximately $0.3 million and $0.5 million were recorded in Transaction Costs during the three and nine months ended June 30, 2017, respectively, and $0.7 million were recorded in Selling, general and administrative expenses during the nine months ended June 30, 2017 in the condensed consolidated statement of operations.

A summary and description of the acquired assets and assumed liabilities fair valued in conjunction with applying the acquisition method of accounting follows:

Accounts and Notes Receivable

Accounts and notes receivable consisted of receivables related to the customers of the acquired business, as well as various other miscellaneous receivables. The accounts receivable and other miscellaneous receivables were recorded at their approximate fair value based on expected collections of Ultra Chem. Accordingly, accounts receivable included an adjustment of $0.8 million to reduce gross receivables to their net value after consideration of expected uncollectable amounts at the Ultra Chem Closing Date.

Inventory

Inventory consisted primarily of finished products to be distributed to the acquired business’s customers. The fair value of inventory was established through application of the income approach, using estimates of selling prices and costs such as selling and marketing expenses to be incurred in order to dispose of the finished products and arriving at the future profitability expected to be generated once the inventory is sold (net realizable value). The inventory fair value step up of $1.2 million was recognized in income during the three months ended June 30, 2017, which is included in Cost of sales and operating expenses in the condensed consolidated statements of operations. The Company’s assessment of the fair value of inventory is preliminary, and will be completed within twelve months of the Ultra Chem Closing Date.

Other Current Assets

Other current assets consisted primarily of prepaid expenses and did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Property and Equipment

Property, plant and equipment acquired consists primarily of leasehold improvements, computer and office equipment as well as furniture and fixtures. The preliminary purchase price allocation for property, plant and equipment was based on the carrying value of such assets as it was determined to approximate fair value. The Company's assessment of fair value of the property and equipment is preliminary, and will be completed within twelve months of the Ultra Chem Closing Date.

Customer-Related Intangible

Customer relationships were valued through the application of the income approach. Under this approach, revenue, operating expenses and other costs associated with existing customers were estimated in order to derive cash flows attributable to the existing customer relationships. The resulting estimated cash flows were then discounted to present value to arrive at the fair value of existing customer relationships as of the valuation date. The value associated with customer relationships will be amortized on a straight-line basis over a ten-year period, which represents the approximate point in the projection period in which a majority of the asset’s cash flows are expected to be realized based on assumed attrition rates. The Company recognized $22.0 million for these intangible assets as part of the preliminary allocation of the purchase consideration. The Company's assessment of the expected future cash flows related to the customer intangibles is preliminary, and will be completed within twelve months of the Ultra Chem Closing Date.

Trade Name

The "Ultra Chem" trade name was valued through application of the income approach, involving the estimation of likely future sales and an estimated royalty rate reflective of the rate that a market participant would pay to use the Ultra Chem name. The fair value of this asset will be amortized on a straight-line basis over a two-year period, estimated based on the period in which the Company would expect a market participant to use the name prior to rebranding. The Company recognized $0.3 million for this intangible asset as part of the preliminary allocation of the purchase consideration. The Company's assessment of the estimated future cash flows from the “Ultra Chem” trade name is preliminary and will be completed within twelve months of the Ultra Chem Closing Date.

Non-Compete Agreements

In connection with the Ultra Chem Acquisition, the former equityholders of the Ultra Chem Group agreed to non-compete agreements. The terms of the non-compete agreements prohibit the equityholders from competing in the chemical distribution space for three years after the Ultra Chem Closing Date. The income approach was used to value the non-compete agreements through a comparative discounted cash flow analysis based on the impact of competition absent these agreements. The Company recognized $3.7 million for this intangible asset as part of the preliminary allocation of the purchase consideration. This intangible is amortized on a straight-line basis over a three-year period. The Company's assessment of these comparative future cash flows is preliminary and will be completed within twelve months of the Ultra Chem Closing Date.

Other Non-Current Assets

Other non-current assets acquired represented certain long-term deposits and other assets, which did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Goodwill

Goodwill represents the excess of the total purchase price over the fair value of the underlying net assets, largely arising from synergies expected as a result of the Ultra Chem Acquisition. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. The Company does not expect any goodwill from the Ultra Chem Acquisition to be deductible for tax purposes. As the fair value assessments of the acquired assets and liabilities are finalized within twelve months of the Ultra Chem Closing Date, the amount of goodwill recognized as of the Ultra Chem Closing Date is subject to change.

Short-Term Borrowings

Short-term borrowings included short-term borrowings of Ultra Chem prior to the Ultra Chem Acquisition, which did not have a fair value adjustment as part of acquisition accounting as their carrying value approximated fair value. As described above, the balance was paid off immediately after the closing of the Ultra Chem Acquisition.

Accounts Payable

Accounts payable represented short-term obligations owed to the vendors of the acquired business, which were assumed in the Ultra Chem Acquisition. These obligations did not have a fair value adjustment as part of acquisition accounting as their carrying value approximated fair value.

Other Current Liabilities

Other current liabilities represented primarily accrued expenses, including accrued payroll, certain accrued taxes, the current portion of assumed tax-related contingent liabilities and various other liabilities arising out of the normal operations of the acquired business. The majority of these liabilities did not have a fair value adjustment as their carrying value approximated fair value.

Other Non-Current Liabilities

Other non-current liabilities represent assumed tax-related contingent liabilities. The Company's assessment of the fair value of these contingent liabilities is preliminary, and will be completed within twelve months of the Ultra Chem Closing Date.

Impact of the Ultra Chem Acquisition on the Company’s Consolidated Financial Information

For the three and nine months ended June 30, 2017, the Company’s consolidated sales and operating revenues and net income include $17.1 million and $0.2 million, respectively, related to the operations of the acquired business since the Ultra Chem Closing Date.

Asset Acquisitions

In December 2016, the Company completed an asset acquisition whereby it obtained certain customer contracts and a customer list. Additionally, in connection with this transaction, the Company entered into a supply agreement and a licensing agreement granting the Company the non-exclusive use of a certain trademark. The total consideration associated with this transaction was $8.5 million, of which $5.1 million was paid at closing. The remaining consideration will be paid in equal amounts on or before January 1, 2018 and January 1, 2019. The remaining consideration is included in Accrued expenses and other liabilities and Other non-current liabilities on the Company’s condensed consolidated balance sheets. In connection with this transaction, the Company recognized intangible assets totaling $8.5 million which are included in Other intangible assets, net of amortization on the Company’s condensed consolidated balance sheets. The acquired intangible assets will be fully amortized over estimated useful lives ranging between 10 and 13 years.

In April 2017, the Company completed an asset acquisition whereby it obtained certain customer contracts, a customer list and inventory. The total consideration associated with this transaction was approximately $1.9 million, with $1.6 million paid at closing. The remaining consideration is included in Accrued expenses and other liabilities on the Company’s condensed consolidated balance sheet and will be paid on or before April 3, 2018, provided certain conditions are met. In connection with this transaction, the Company recognized an intangible asset related to the customer list of approximately $1.1 million which is included in Other intangible assets, net of amortization on the Company’s condensed consolidated balance sheet. The customer list will be amortized over an estimated useful life of five years.

Business Combination

On June 9, 2016, the Company consummated the Business Combination pursuant to the Merger Agreement, whereby WLRH acquired Holdings (including the portion of Holdings held by Blocker) through a series of two mergers. As a result of the transactions contemplated by the Merger Agreement, Holdings and Blocker became wholly-owned subsidiaries of WLRH.

The purchase consideration for the Business Combination was as follows:

Cash	$424.9
Less: cash acquired	(64.3)
Equity	276.7
Founder Shares transferred to Selling Equityholders	30.2
Contingent consideration - Fair value of Deferred Cash Consideration	45.4
Contingent consideration - Fair value of TRA(1)	89.8
Total purchase consideration(2)	$802.7

(1) During the nine months ended June 30, 2017, the Company recorded adjustments of $5.6 million. See below.

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

Contingent Consideration - Deferred Cash Consideration

The contingent consideration associated with the Deferred Cash Consideration will be an amount in cash equal to the prevailing price of the Company’s common stock at the time that the Company pays such deferred cash payment multiplied by the number of Excess Shares (5,178,642 Excess Shares as of June 30, 2017).  Based on the terms of the Excess Shares, certain circumstances require the Company to pay all or a portion of the Deferred Cash Consideration to the Selling Equityholders, where such cash amount is calculated as set forth in the Merger Agreement, including (i) where the volume weighted average trading price of the Company’s common stock for any period of 20 trading days in any 30 trading day period exceeds $15.00 per share, and (ii) if any Excess Shares remain on June 30, 2021. If any Excess Shares remain on June 30, 2021, the Company must elect to either (i) within five business days of such date, pay the Selling Equityholders an amount in cash equal to the product of the number of remaining Excess Shares multiplied by the volume weighted-average trading price for the 20 trading day period immediately preceding such date or (ii) use reasonable best efforts to sell such shares to a third party in a primary offering and pay the gross proceeds thereof (less any underwriting discounts and commissions) to the Selling Equityholders. However, to the extent the number of shares issued in such offerings does not equal the full amount of Excess Shares remaining at the time of the offering, the Company’s obligations with respect to any remaining Excess Shares, including the obligation to continue to complete any necessary additional offerings, shall continue.

In order to estimate the fair value of the Deferred Cash Consideration, the Company estimates the value of the Excess Shares using a Monte Carlo simulation model. The estimated fair value of the Deferred Cash Consideration liability as of the Closing Date was $45.4 million. See Note 9.

Contingent Consideration - TRA

Concurrent with the completion of the Business Combination, the Company incurred the liability for the contingent consideration related to the TRA, which reflects amounts owed to the Selling Equityholders. This liability generally provides for the payment by the Company to the Selling Equityholders of 85% of the net cash savings, if any, in U.S. federal, state and local income taxes that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing Date as a result of (i) certain increases in tax basis resulting from the Company Merger, (ii) certain tax attributes of Holdings existing prior to the Mergers, (iii) net operating losses and certain other tax attributes of Blocker available to the Company as a result of the Blocker Merger and (iv) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments the Company makes under the TRA. The Company will retain the benefit of the remaining 15% of the net cash savings, if any. The Company estimated the fair value of the TRA liability based on a discounted cash flow model which incorporates assumptions of projected taxable income, projected income tax liabilities and an estimate of tax benefits expected to be realized as a result of the Business Combination. During the three months ended March 31, 2017, the Company recorded a $2.0 million adjustment to the estimated fair value of the TRA liability as of the Closing Date, related to the assessments of the tax attributes associated with certain entities. The Company completed its fair value assessment of the TRA liability as of the Closing Date during the three months June 30, 2017, resulting in an additional increase to the TRA liability of $3.6 million. Including these adjustments, the estimated fair value of the TRA liability as of the Closing Date was $89.8 million. Including this adjustment, the undiscounted cash flows associated with the TRA liability as of the Closing Date were estimated to be approximately $215.0 million over the time period during which the tax benefits are expected to be realized, currently estimated at over 20 years.

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

Purchase Consideration Allocation

The Business Combination is accounted for under the acquisition method, with WLRH determined to be the accounting acquirer of Holdings, which requires the Company to perform an allocation of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration over the estimated fair values is recorded as goodwill. The following table summarizes the Company’s allocation of the purchase consideration to assets acquired and liabilities assumed at the Closing Date:

Purchase Consideration Allocation
Accounts receivable	$470.0
Inventory	327.9
Other current assets	26.0
Property, plant and equipment	328.2
Customer-related intangible	201.0
Trade name	21.0
Below-market leases	0.7
Other non-current assets	3.2
Deferred tax assets	1.2
Goodwill	673.4
Total assets acquired	2,052.6

Short-term borrowings and current portion of capital leases	40.6
Accounts payable	335.9
Other current liabilities	52.8
Long-term portion of capital leases	23.0
Long-term debt	767.3
Deferred tax liability	24.8
Other non-current liabilities	5.5
Total liabilities assumed	1,249.9

Net assets acquired	$802.7

During the nine months ended June 30, 2017, the Company completed its assessment of the fair values of the assets acquired and liabilities assumed in the Business Combination. The Company recorded adjustments to decrease the fair value of inventory by $0.6 million, property, plant and equipment by $0.1 million and an adjustment to accounts payable of $2.1 million, an adjustment to increase the fair value of other current assets by $0.2 million, and adjustments to deferred tax liabilities of $0.4 million. Goodwill was impacted by these adjustments as well as by the $5.6 million adjustment to the fair value of the TRA described above which increased the purchase consideration.

Transaction costs incurred by the Company associated with the Business Combination were $(0.1) million and $0.8 million during the three and nine months ended June 30, 2017, respectively. Transaction costs incurred by the Company associated with the Business Combination were $15.9 million and $18.0 million for the three and nine months ended June 30, 2016 for the Successor, respectively. Transaction costs incurred by the Predecessor associated with the Business Combination were $26.1 million and $33.4 million for the period from April 1, 2016 through June 8, 2016 and the period from October 1, 2015 through June 8, 2016, respectively.

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

Inventory

Inventory consisted primarily of finished products to be distributed to the acquired business’s customers. The fair value of inventory was established through application of the income approach, using estimates of selling prices and costs such as selling and marketing expenses to be incurred in order to dispose of the finished products and arriving at the future profitability that is expected to be generated once the inventory is sold (net realizable value). The inventory fair value step up of $13.8 million was recognized in income during the fiscal year ended September 30, 2016, which is included in Cost of sales and operating expenses in the condensed consolidated statements of operations.

Other Current Assets

Other current assets consisted primarily of prepaid expenses, which did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Property, Plant and Equipment

Property, plant and equipment consisted primarily of: 42 owned distribution locations in the U.S., Puerto Rico and Canada; 11 leased locations in the U.S., Canada, Puerto Rico, Mexico, Europe and China (excluding third-party operated warehouses); office equipment and other similar assets used in the Predecessor's operations. The allocation of the purchase consideration for property, plant and equipment was based on the fair market value of such assets determined using the cost approach. The cost approach consisted of estimating the fixed assets’ replacement cost less all forms of depreciation. The fair value of land was determined using the comparable sales approach. The fair value adjustment to property, plant and equipment was $96.0 million.

Customer-Related Intangible

Customer relationships were valued through the application of the income approach. Under this approach, revenue, operating expenses and other costs associated with existing customers were estimated in order to derive cash flows attributable to the existing customer relationships. The resulting estimated cash flows were then discounted to present value to arrive at the fair value of existing customer relationships as of the valuation date. The value associated with customer relationships will be amortized on a straight-line basis over a 12-year period, which represents the approximate point in the projection period in which a majority of the asset’s cash flows are expected to be realized based on assumed attrition rates. The Company recognized $201.0 million for these intangible assets as part of the allocation of the purchase consideration.

Trade Name

The "Nexeo" trade name was valued through application of the income approach, involving the estimation of likely future sales and an estimated royalty rate reflective of the rate that a market participant would pay to use the Nexeo name. The fair value of this asset will be amortized on a straight-line basis over a four-year period, estimated based on the period in which the Company expects a market participant would use the name prior to rebranding and the length of time the name would be expected to maintain recognition and value in the marketplace. The Company recognized $21.0 million for this intangible asset as part of the allocation of the purchase consideration.

Below-Market Leases

The Company recognized an intangible asset related to favorable lease terms of certain properties under operating leases where rental payments were determined to be less than current market rates. The intangible asset will be amortized over the remaining life of the operating leases, which ranges from one to seven years. The Company recognized $0.7 million for this intangible asset as part of the allocation of the purchase consideration.

Other Non-Current Assets

Other non-current assets acquired represented certain long-term deposits, which did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Goodwill

Goodwill represents the excess of the total purchase consideration over the fair value of the underlying net assets acquired, largely arising from the workforce and extensive efficient distribution network that has been established by the acquired business. Of the total amount of goodwill recognized as part of the preliminary allocation of the purchase consideration above, the Company expects approximately $253.4 million to be deductible for tax purposes as of June 30, 2017.

Short-Term Borrowings and Current Portion of Capital Leases

Short-term borrowings and current portion of capital leases included short-term borrowings of Nexeo Plaschem and the current portion of capital leases, which did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

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

Long-Term Debt

Long-term debt represented the outstanding principal balance at the Closing Date of the Predecessor Term Loan Facility and the Notes which did not have a fair value adjustment as part of acquisition accounting as the carrying value approximated fair value.

Deferred Taxes

Deferred tax assets and liabilities are attributable to the difference between the estimated fair values allocated to inventory, property, plant and equipment and identified intangibles acquired for financial reporting purposes and the amounts determined for tax reporting purposes and give rise to temporary differences.  The deferred tax assets and liabilities will reverse in future periods or have reversed as the related tangible and intangible assets are amortized, acquired inventory is sold, or if goodwill is impaired. Additionally, the Company’s entity structure includes several partnerships.  The amounts recorded for deferred taxes reflect the evaluation of the tax basis of each individual partner's interest in the partnerships.

Unaudited Consolidated Pro Forma Financial Information

The consolidated pro forma results presented below include the effects of the Business Combination as if they had occurred as of October 1, 2014, the beginning of the fiscal year prior to the year the Business Combination was consummated, and the Ultra Chem Acquisition as if it had occurred as of October 1, 2015.  The consolidated pro forma results reflect certain adjustments related to these acquisitions, primarily reflecting a full period of Ultra Chem Group’s results of operations for each period presented, the estimated changes in fair value of the contingent consideration liability from the Business Combination, amortization expense associated with estimates for the acquired intangible assets, depreciation expense based on the new fair value of property, plant and equipment, the effects of inventory step ups from the acquisitions, transaction costs, interest expense and income taxes.

The consolidated pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the Business Combination been completed on October 1, 2014 or the Ultra Chem Acquisition on October 1, 2015.

	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016
Sales and operating revenues	$942.6	$2,690.4	$879.4	$2,598.5
Operating income	25.3	39.6	15.6	32.9
Net income from continuing operations	11.2	3.8	5.0	1.5
Net income	11.2	3.8	5.0	1.5
Basic and diluted net income per share	0.15	0.05	0.07	0.02

Pro forma weighted average number of common shares outstanding
Basic	76,743,853	76,745,396	76,746,168	76,746,168
Diluted	76,828,868	76,830,296	76,810,686	76,800,051

For all periods presented above, the pro forma weighted average number of common shares outstanding were computed assuming all shares issued as a result of the Business Combination would have been issued on October 1, 2014. There were 12,476,250 Founder Shares not included in the basic or diluted computations because market conditions are assumed to be not satisfied. Additionally, 1,567,000 outstanding PSU awards were not included in the computation of diluted shares outstanding because performance targets and/or market conditions are assumed not to have been met for these awards. Diluted shares outstanding also did not include 25,012,500 shares based on the exercise of 50,025,000 warrants because the warrants were out-of-the-money. The impact of unvested restricted stock awards issued to directors shortly after the Business Combination was included in all diluted share calculations above. The 24,500 of outstanding RSUs as of June 30, 2017 were not included in the computation of pro forma diluted shares outstanding for the three and nine months ended June 30, 2016 as they were awarded subsequent to the Business Combination.

4. Certain Balance Sheet Information

Cash and Cash Equivalents

Cash and cash equivalents were $34.1 million as of June 30, 2017 and $47.5 million as of September 30, 2016. These amounts included the following:

	June 30, 2017	September 30, 2016
Cash held by foreign subsidiaries	$29.6	$41.9
Non-USD denominated currency held by foreign subsidiaries	$26.5	$36.9
Currency denominated in RMB	$1.2	$6.5

Non-USD denominated currency held by foreign subsidiaries was primarily in CAD and RMB. While the RMB is convertible into USD, foreign exchange transactions are subject to approvals from SAFE. The Company does not anticipate any significant adverse impact to overall liquidity from potential limitations on the transfer or conversion of cash and cash equivalents.

Inventories

Inventories at June 30, 2017 and September 30, 2016 consisted of the following:

	June 30, 2017	September 30, 2016
Finished products	$358.2	$311.7
Supplies	4.6	4.1
Total	$362.8	$315.8

The Company’s inventories in the U.S. and Canada are collateral under the Credit Facilities.

Other Non-Current Assets

Other non-current assets at June 30, 2017 and September 30, 2016 consisted of the following:

	June 30, 2017	September 30, 2016
Debt issuance costs of the ABL Facility	$5.4	$6.4
Other	3.5	4.3
Total	$8.9	$10.7

Amortization of debt issuance costs related to the ABL Facility recorded in Interest expense in the condensed consolidated statements of operations was $0.7 million and $1.0 million for the three and nine months ended June 30, 2017, respectively. Amortization of debt issuance costs related to the ABL Facility recorded in Interest expense in the condensed consolidated statements of operations was $0.1 million for the three and nine months ended June 30, 2016 for the Successor. Amortization of debt issuance costs related to the Predecessor ABL Facility recorded in interest expense was $0.6 million and $2.1 million for the periods from April 1, 2016 through June 8, 2016 and from October 1, 2015 through June 8, 2016, respectively.

5. Property, Plant and Equipment

Property, plant and equipment at June 30, 2017 and September 30, 2016 consisted of the following:

	June 30, 2017	September 30, 2016
Land	$50.8	$50.4
Plants and buildings(1)	105.3	89.8
Machinery and equipment (2)	148.1	130.5
Software and computer equipment	59.5	49.0
Construction in progress	6.4	16.5
Total	370.1	336.2
Less accumulated depreciation (3)	(48.7)	(13.6)
Property, plant and equipment, net	$321.4	$322.6

(1) Includes $13.7 million as of June 30, 2017 related to facilities acquired under capital leases.
(2) Includes $25.6 million and $25.2 million, respectively, related to equipment acquired under capital leases.
(3) Includes $3.3 million and $1.1 million, respectively, related to facilities and equipment acquired under capital leases.

Depreciation expense recognized on the property, plant and equipment described above was as follows:

	Successor				Predecessor
	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017	Three Months Ended June 30, 2016*	Nine Months Ended June 30, 2016*	April 1, 2016 Through June 8, 2016	October 1, 2015 Through June 8, 2016
Depreciation expense	$12.2	$35.5	$3.0	$3.0	$7.5	$27.1

*The three and nine months ended June 30, 2016 include 22 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.
Included in the carrying value of property, plant and equipment in the Company’s condensed consolidated balance sheets are certain closed facilities located in the U.S., which collectively have a carrying value of $1.1 million as of June 30, 2017 and $1.2 million as of September 30, 2016. The facilities do not currently meet the criteria for held-for-sale classification; accordingly, they remain classified as held and used.

Facility Lease

The Company’s sale of its Franklin Park facility to the Illinois Tollway Authority under an eminent domain proceeding was completed in September 2016.

As a result of the sale of this facility, the Company relocated operations to a new leased facility in Montgomery, Illinois. The Montgomery Lease has a term of 15 years, with annual payments beginning at $1.1 million per year, excluding executory costs, and annual escalations of 2.5% per year. The Montgomery Lease includes three, five-year renewal options. The Montgomery Lease was accounted for as a capital lease and began in the first quarter of fiscal year 2017 at an initial cost of $13.2 million. In connection with the relocation of these operations, the Company incurred certain capital expenditures for which it has received reimbursements from the Illinois Tollway Authority. During the three and nine months ended June 30, 2017, the Company recorded a gain of $5.4 million and $8.1 million, respectively, related to such capital expenditures incurred and reimbursed to date, which is included in Other Income on the condensed consolidated statements of operations.

6. Goodwill and Other Intangibles

Goodwill

The following is a progression of goodwill by reportable segment:

	Chemicals	Plastics	Other	Total
Balance at September 30, 2016	$331.6	$271.1	$63.0	$665.7
Measurement period adjustment	2.7	1.2	0.5	4.4
Ultra Chem Acquisition	22.5	—	—	22.5
Foreign currency translation	0.1	1.5	—	1.6
Balance at June 30, 2017	$356.9	$273.8	$63.5	$694.2

Goodwill amounts by reportable segment at June 30, 2017 are based on the allocation of the purchase consideration of the Business Combination as of the Closing Date and the preliminary allocation of the purchase consideration of the Ultra Chem Acquisition as of the Ultra Chem Closing Date. Accordingly, the amounts allocated to goodwill from the Ultra Chem Acquisition are subject to adjustments to reflect the completion of the purchase price allocation, which will be completed within twelve months of the Ultra Chem Closing Date and could have a material impact on total goodwill and goodwill by reportable segment. See Note 3.

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

As of the Company’s last annual impairment test, the fair values of the Company’s reporting units were determined to exceed their respective carrying amount by more than 20%, with the exception of the Plastics line of business, for which the fair value of the reporting unit exceeded its carrying value by approximately 2%. Holding all other assumptions consistent, if the estimated discount rate fluctuated by approximately 50 basis points, the fair values of the individual reporting units would fluctuate between 6% and 10% in the opposite direction. Additionally, material increases or decreases in the expectations for revenue growth and profitability for a prolonged period of time could also impact the fair value of the reporting units in the same direction. Holding all other assumptions consistent, if gross profit margins of the individual reporting units fluctuated by 50 basis points each year over the entire valuation period, the fair values of the individual reporting units would fluctuate between 3% and 15% in the same direction.

During the three months ended June 30, 2017, the Company evaluated whether events or circumstances had occurred that would make it more likely than not that an impairment may have occurred. In this evaluation, the Company analyzed the impact of any updates to the inputs discussed above and concluded that no triggering events had occurred.

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

Other Intangible Assets

During the nine months ended June 30, 2017, the Company recognized two new intangible asset classes. See Note 3. Definite-lived intangible assets at June 30, 2017 and September 30, 2016 consisted of the following:

		June 30, 2017			September 30, 2016
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	5-13	$229.5	$(18.5)	$211.0	$200.3	$(5.2)	$195.1
Supplier-related	10	1.5	(0.1)	1.4	—	—	—
Trade name	2-10	22.2	(5.7)	16.5	21.0	(1.7)	19.3
Below-market leases	1-7	0.7	(0.3)	0.4	0.7	(0.1)	0.6
Non-compete agreements	3-10	4.0	(0.3)	3.7	—	—	—
Total		$257.9	$(24.9)	$233.0	$222.0	$(7.0)	$215.0

Amortization expense recognized on the intangible assets described above was as follows:

	Successor				Predecessor
	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017	Three Months Ended June 30, 2016*	Nine Months Ended June 30, 2016*	April 1, 2016 Through June 8, 2016	October 1, 2015 Through June 8, 2016
Amortization expense	$6.7	$18.0	$1.3	$1.3	$2.8	$10.6

*The three and nine months ended June 30, 2016 include 22 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

7. Debt

Short-term borrowings outstanding and the current portion of long-term debt and capital lease obligations at June 30, 2017 and September 30, 2016 are summarized below:

	June 30, 2017	September 30, 2016
Short-term borrowings	$39.4	$38.4
Current portion of long-term debt and capital lease obligations	9.3	9.3
Total short-term borrowings and current portion of long-term debt and capital lease obligations, net	$48.7	$47.7

Long-term debt outstanding at June 30, 2017 and September 30, 2016 is summarized below:

	June 30, 2017	September 30, 2016
ABL Facility	$199.7	$117.7
Term Loan Facility	648.5	653.4
Capital lease obligations (1)	36.5	24.8
Total long-term debt	884.7	795.9
Less: unamortized debt discount (2)	(2.8)	(3.2)
Less: debt issuance costs (3)	(17.3)	(17.8)
Less: current portion of long-term debt and capital lease obligations	(9.3)	(9.3)
Long-term debt and capital lease obligations, less current portion, net	$855.3	$765.6

(1)	Capital lease obligations exclude executory costs and interest payments associated with the underlying leases. See “Capital Lease Obligations” below.

(2)	The unamortized debt discount is related to the Term Loan Facility and amortized to interest expense over the life of the instrument using the effective interest rate method.

(3)	See discussion below under Term Loan Facility and Debt Issuance Cost Amortization.

Short-Term Borrowings

The Company’s short-term borrowings are associated with the Company’s operations in China and are summarized below:

	Facility Limit	Outstanding Borrowings Balance	Weighted Average Interest Rate on Borrowings	Outstanding LOC and Bankers’ Acceptance Bills	Remaining Availability
June 30, 2017
Bank of America - China (1)	$24.3	$24.0	4.3%	$—	$0.3
Bank of Communications - China (2)	22.1	15.4	5.3%	3.2	3.5
Total	$46.4	$39.4		$3.2	$3.8
September 30, 2016
Bank of America - China (1)	$28.4	$27.3	4.0%	$—	$1.1
Bank of Communications - China (2)	22.5	11.1	5.2%	10.5	0.9
Total	$50.9	$38.4		$10.5	$2.0

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

The weighted average interest rate on borrowings under the ABL Facility was 2.58% at June 30, 2017. Solutions had the USD equivalent of $71.3 million in outstanding letters of credit under the ABL Facility at June 30, 2017. The collective credit availability under the U.S. and Canadian Tranches of the ABL Facility was the U.S. equivalent of $215.7 million at June 30, 2017. There was $5.0 million availability under the FILO Tranche at June 30, 2017. The ABL Facility matures on June 9, 2021.

Obligations under the ABL Facility are secured by a first priority lien on all ABL Facility first lien collateral, including eligible inventory and accounts receivable of the ABL Borrowers, and a second priority lien on all Term Loan Facility first lien collateral including outstanding equity interests of the Borrower and certain of the other subsidiaries of Holdings, in each case, subject to certain limitations; provided, that no ABL Facility first lien collateral or Term Loan Facility first lien collateral owned by the Canadian Borrower secure the obligations owing under the U.S. Tranche of the ABL Facility. These accounts receivable and inventory totaled $660.9 million in the aggregate as of June 30, 2017.

Fees paid to the lenders during the fiscal year ended September 30, 2016 in connection with the ABL Facility totaled $6.8 million and were recorded as debt issuance costs in Other non-current assets on the condensed consolidated balance sheets to be amortized as interest expense over the remaining term of the ABL Facility. See Note 4.

As of June 30, 2017, the ABL Borrowers were in compliance with the covenants of the ABL Facility.

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

Commencing with the quarter ended September 30, 2016, Solutions is required to make scheduled quarterly payments in an aggregate annual amount equal to 1.0% of the aggregate principal amount of the initial term loans made on the Closing Date of the Mergers, with the balance due at maturity. The average interest rate for the Term Loan Facility was 4.88% at June 30, 2017. The Company amortized $0.1 million and $0.4 million of debt discount to interest expense during the three and nine months ended June 30, 2017, respectively. The Term Loan Facility matures on June 9, 2023.

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

Obligations under the Term Loan Facility are secured by a first priority lien on all Term Loan first lien collateral, including outstanding equity interests of the Borrower and certain of the other subsidiaries of Holdings, and a second priority lien on all ABL Facility first lien collateral, including accounts receivable and inventory of the loan parties under the Term Loan Facility, subject to certain limitations.

Fees paid to the lenders during the fiscal year ended September 30, 2016 in connection with the Term Loan Facility totaled $18.5 million and were recorded as a reduction of the debt balance to be amortized as interest expense over the remaining term of the Term Loan Facility.

As of June 30, 2017, Solutions was in compliance with the covenants of the Term Loan Facility.

Debt Issuance Cost Amortization

Amortization expense included in interest expense related to debt issuance costs of the Term Loan Facility was $0.7 million and $1.8 million for the three and nine months ended June 30, 2017, respectively. As a result of TLB Amendment No. 1, the Company incurred debt issuance costs of $1.3 million during the nine months ended June 30, 2017, which will be amortized throughout the remaining life of the Term Loan Facility. Amortization expense included in interest expense related to debt issuance costs of the Term Loan Facility was $0.1 million for the three and nine months ended June 30, 2016. Amortization expense included in interest expense related to debt issuance costs of the Predecessor Term Loan Facility and the Notes was $0.8 million and $3.0 million for the periods from April 1, 2016 through June 8, 2016 and from October 1, 2015 through June 8, 2016, respectively.

Capital Lease Obligations

The capital lease obligation balance of $36.5 million as of June 30, 2017 is primarily associated with the Ryder Lease and the Montgomery Lease. The Ryder Lease obligation excludes decreasing annual interest payments ranging from $1.0 million to $0.1 million, for aggregate interest payments totaling $4.0 million. The Montgomery Lease obligation excludes decreasing annual interest payments ranging from $1.0 million to $0.1 million, for aggregate interest payments of $13.9 million. See Note 5.

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

On June 29, 2017, the Company removed the interest rate floor component of the interest-rate swaps to align the swaps with the Term Loan Facility terms after the modification of the Term Loan Facility in March 2017 with TLB Amendment No. 1. In connection with the modification of the swaps’ terms, the Company received cash proceeds of $0.5 million. During the three and nine months ended June 30, 2017, the Company recognized approximately $0.6 million of interest expense related to ineffectiveness of the interest-rate swaps prior to June 29, 2017. The interest rate swaps continue to be accounted for as cash flow hedges and there was no material ineffectiveness related to the swaps after the modification of the terms described above.

Derivative assets and liabilities at June 30, 2017 and September 30, 2016 consisted of the following:

	Recorded to	June 30, 2017	September 30, 2016
Long-term derivative asset	Other non-current assets	$0.1	$—
Short-term derivative liability	Accrued expenses and other liabilities	$1.5	$—
Long-term derivative liability	Other non-current liabilities	$0.4	$—
Other Comprehensive Income/Loss	Accumulated other comprehensive loss	$0.4	$—

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

Gains and losses (net of reclassifications into income, including any ineffective portion) related to the interest rate swaps of the Company and the Predecessor were as follows:

		Successor		Predecessor
	Recorded to	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017	April 1 Through June 8, 2016	October 1, 2015 Through June 8, 2016
Realized loss	Interest expense	$1.2	$1.5	$0.1	$0.3
Unrealized gain (loss), net of tax	Other comprehensive income(loss)	$(0.7)	$(0.4)	$0.1	$0.3

Unrealized losses related to the interest-rate swaps for the three and nine months ended June 30, 2017 were net of a tax benefit impact of $0.3 million. There was no material tax impact for the Predecessor periods presented. At June 30, 2017, $1.3 million in unrealized losses were expected to be realized and recognized in income within the next twelve months.

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

The carrying values of borrowings outstanding under the Credit Facilities approximate fair value at June 30, 2017 and September 30, 2016, primarily due to their variable interest rate. The estimated fair value of these instruments is classified by the Company as a Level 3 measurement within the fair value hierarchy due to the varying interest rate parameters as outlined in the respective loan agreements.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

In addition to the financial instruments that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a non-recurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges or as part of a business combination. As discussed in Note 3, during the nine months ended June 30, 2017, the Company recorded non-recurring fair value measurements related to the Ultra Chem Acquisition and its asset acquisitions. In addition, in the fiscal year ended September 30, 2016, the Company recorded non-recurring fair value measurements related to the Business Combination. These fair value measurements were classified as Level 3 within the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Contingent Consideration

The fair value of the contingent consideration related to the Deferred Cash Consideration as discussed in Note 3 was $40.4 million and $35.0 million as of June 30, 2017 and September 30, 2016, respectively. The measurement of the contingent consideration related to the Deferred Cash Consideration is classified by the Company as a Level 3 measurement within the fair value hierarchy. In order to estimate the fair value of the Deferred Cash Consideration, the Company estimates the value of the Excess Shares using a Monte Carlo simulation model with the market price of the Company’s common stock at each valuation date being a significant input to this model. Unobservable inputs to the valuation are the expected volatility during the applicable period as well as a marketability discount to reflect the illiquidity of the Excess Shares given their terms. An increase in the market price of the Company’s common stock has the same directional effect on the value of the liability related to the Deferred Cash Consideration. An increase in the volatility and marketability discount will lower the value of the liability related to the Deferred Cash Consideration.

The fair value of the liability for the contingent consideration related to the TRA as discussed in Note 3 was $103.4 million and $83.4 million as of June 30, 2017 and September 30, 2016, respectively. The liability for the contingent consideration related to the TRA is classified by the Company as a Level 3 measurement within the fair value hierarchy. The Company estimates the fair value of the liability for the contingent consideration related to the TRA based on a discounted cash flow model which incorporates assumptions of projected taxable income, projected income tax liabilities and an estimate of tax benefits expected to be realized as a result of the Business Combination. Key inputs to the valuation are prevailing tax rates and market interest rates impacting the discount rate. An increase in the discount rate will lower the value of the liability related to the TRA and an increase in prevailing tax rates will increase the value of the liability related to the TRA.

During the nine months ended June 30, 2017, the Company recorded a $5.6 million adjustment to the estimated fair value of the TRA liability as of the Closing Date, related to the assessments of the tax attributes associated with certain entities.

Changes in the fair value of the contingent consideration obligations for the nine months ended June 30, 2017 were as follows:

	TRA	Deferred Cash Consideration	Total Fair Value
Contingent consideration as of September 30, 2016	$83.4	$35.0	$118.4
Measurement period adjustment	5.6	—	5.6
Change in fair value of contingent consideration(1)	14.4	5.4	19.8
Contingent consideration as of June 30, 2017	$103.4	$40.4	$143.8
(1) Included in Operating income (loss) in the condensed consolidated statements of operations.

Significant changes in the estimates and inputs used in determining the fair value of the contingent consideration could have a material impact on the amounts recognized as a component of Operating income (loss) in future periods.

Interest Rate Swaps

The Company classifies interest rate swaps within Level 2. During the three months ended March 31, 2017, the Company entered into four interest rate swap agreements to help mitigate interest rate risk related to the variable-rate Term Loan Facility. On June 29, 2017, the Company removed the interest rate floor component of the interest-rate swaps to align the swaps with the Term Loan Facility terms after the modification of the Term Loan Facility in March 2017 with TLB Amendment No. 1. The agreements expire at various dates through March 2022. At June 30, 2017, the Company recorded $0.1 million in Other non-current assets, $1.5 million in Accrued expenses and other liabilities and $0.4 million in Other non-current liabilities in the condensed consolidated balance sheet related to these instruments.

Prior to the Business Combination, the Predecessor was a party to interest rate swap agreements to mitigate the Predecessor’s interest rate risk related to its variable-rate Predecessor Term Loan Facility. The agreements had varying expiration dates through March 2017. As a result of the Business Combination, the Predecessor Term Loan Facility was extinguished and the related interest rate swap agreements were terminated and an early termination payment of $0.3 million was made and recorded in Transaction related costs in the condensed consolidated statements of operations.

During the nine months ended June 30, 2017 and 2016, the Company and the Predecessor did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

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

During the nine months ended June 30, 2017, the Company granted 212,000 PSUs to employees. The performance aspect of the PSUs vests on June 30, 2019, entitling the recipient to receive a certain number of shares of the Company’s common stock, based on the Company’s achievement of the performance goals included in the PSUs. Depending on the performance of the Company’s common stock during the approximate three-year performance period, a recipient of the award is entitled to receive a number of common shares equal to a percentage, ranging from 0% to 200%, of the initial award granted, with a 35% total shareholder return entitling the recipient to receive 100% of the award granted. As a result, the Company may issue up to 424,000 shares of the Company’s common stock related to these awards. If the Company’s total shareholder return for the performance period is negative, then the number of units ultimately awarded is based on the Company’s achievement of its cumulative Adjusted EBITDA target, as defined by the PSU agreement, during the performance period. If total shareholder return is between negative 15% and 0%, a recipient is entitled to receive a number of shares of stock between 50% and 70% of the number of PSUs granted. If the cumulative Adjusted EBTIDA target is not met, or the total shareholder return is less than negative 15%, no shares of the Company’s common stock will be issued. The Company used the Monte Carlo simulation model to estimate the fair value of the PSU awards at the grant date, considering the probability of satisfying the various performance criteria. The resulting grant date fair value is recognized as expense on a straight-line basis from the grant date through the end of the performance period. The assumptions used in the Monte Carlo simulation model for PSUs included an expected stock price volatility of 40% based on a peer group of similar companies, an expected dividend yield of 0%, an expected term of between two and three years, and a risk-free interest rate of between 0.93% and 1.3%.

The following table summarizes PSU award activity during the nine months ended June 30, 2017:

	PSUs	Average Grant Date Fair Value Per Unit
Unvested PSUs at September 30, 2016	1,542,500	$9.12
Grants	212,000	7.66
Vested	—	—
Forfeited/Canceled	(187,500)	9.05
Unvested PSUs at June 30, 2017	1,567,000	$8.93

The PSU awards are accounted for as equity instruments, and the Company recognized compensation expense of $1.3 million and $3.5 million as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended June 30, 2017, respectively, and $0.3 million of compensation expense during the three and nine months ended June 30, 2016, related to the PSUs. As of June 30, 2017, the outstanding PSUs had a weighted-average remaining contract life of 2.0 years. As of June 30, 2017, there was $8.6 million of total unrecognized compensation expense related to non-vested PSUs.

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

The following table summarizes restricted stock activity during the nine months ended June 30, 2017:

	Shares of Restricted Stock	Average Grant Date Fair Value Per Unit
Restricted stock at September 30, 2016	64,518	$9.27
Grants	5,434	9.02
Vested	—	—
Forfeited/Canceled	(10,753)	9.27
Restricted stock at June 30, 2017	59,199	$9.25

The restricted stock awards are accounted for as equity instruments, and the Company recognized compensation expense of $0.1 million and $0.4 million as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations during the three and nine months ended June 30, 2017, respectively, related to the restricted stock. As of June 30, 2017, there was less than $0.1 million of total unrecognized compensation expense related to restricted stock, and a weighted average remaining life of 0.1 years.

During the fiscal year ended September 30, 2016, the TPG Restricted Stock Grants were awarded with respect to 100,000 shares of Company common stock owned by TPG. These awards vest in equal amounts over a three-year period provided that the recipients of such grants continue their employment with the Company. During the three months ended June 30, 2017, 33,333 shares of these awards vested and 9,576 shares were transferred to the Company (reflected as treasury stock) to satisfy the officers’ and employees’ tax withholding obligations in connection with the vesting. The Company recognized compensation cost of $0.1 million and $0.3 million as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations during the three and nine months ended June 30, 2017, respectively, related to these awards. As of June 30, 2017, there was $0.6 million of total unrecognized compensation cost related to these awards, and a weighted average remaining life of 1.9 years.

While these awards were not made pursuant to the 2016 LTIP, they constitute equity-based compensation and therefore will count against the 2016 LTIP's share reserve to the extent the awards vest.

During the nine months ended June 30, 2017, the Company granted certain employees a total of 28,000 RSUs that vest equally over a three-year period on the anniversary of the grant date provided the employee remains employed by the Company. Upon vesting, the recipients will receive a share of common stock in the Company for each RSU awarded. The fair value of these RSUs was determined based on the closing price of the Company’s stock on the grant date.

The following table summarizes RSU award activity during the nine months ended June 30, 2017:

	RSUs	Average Grant Date Fair Value Per Unit
Unvested RSUs at September 30, 2016	—	$—
Grants	28,000	7.28
Vested	—	—
Forfeited/Canceled	(3,500)	7.28
Unvested RSUs at June 30, 2017	24,500	$7.28

The RSUs are accounted for as equity instruments, and the Company recognized compensation cost of less than $0.1 million as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations during the three and nine months ended June 30, 2017 related to the RSUs. As of June 30, 2017, there was $0.1 million of total unrecognized compensation cost related to the RSUs, and a weighted average remaining life of 2.4 years.

The Company also awarded 10,500 phantom RSUs and 10,000 phantom PSUs to certain non-U.S. employees. The phantom RSUs vest equally over a three-year period on the anniversary of the grant date while the phantom PSUs vest under the same conditions as the PSU awards described above. During the three months ended June 30, 2017, the phantom PSUs were forfeited. Upon vesting and provided the employee remains employed by the Company at that time, the awards will be settled in cash. In accordance with ASC 718, these specific phantom RSU and phantom PSU awards are accounted for as a liability, with the awards re-measured at the end of each reporting period based on the closing price of the Company’s common stock or using a Monte Carlo simulation model, as applicable. Compensation expense is recognized ratably on a straight-line basis over the requisite service period. An immaterial amount of compensation expense was recognized during the three and nine months ended June 30, 2017 related to these awards.

As of June 30, 2017, there were 7,238,801 shares of the Company’s common stock available for issuance under the 2016 LTIP.

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

The following summarizes contributions to the plans described above:

	Successor				Predecessor
	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017	Three Months Ended June 30, 2016*	Nine Months Ended June 30, 2016*	April 1, 2016 Through June 8, 2016	October 1, 2015 Through June 8, 2016
Contributions recorded as a component of cost of sales and operating expenses	$1.0	$3.0	$0.2	$0.2	$0.8	$2.7
Contributions recorded as a component of selling, general and administrative expenses	1.6	4.8	0.4	0.4	1.5	4.8
Total contributions	$2.6	$7.8	$0.6	$0.6	$2.3	$7.5

*The three and nine months ended June 30, 2016 include 22 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

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

Immediately prior to and in connection with the closing of the Business Combination, certain Series B units vested, including 368,136 units granted to Directors, and as a result, the Predecessor recognized $2.0 million of expense related to Performance-Based Units during the period from April 1, 2016 to June 8, 2016, which is included in Transaction related costs in the condensed consolidated statement of operations. The Predecessor recognized an additional $0.1 million and $0.7 million of compensation expense as a component of Selling, general and administrative expenses in the condensed consolidated statements of operations related to the Time-Based Units during the period from April 1, 2016 through June 8, 2016 and from October 1, 2015 through June 8, 2016, respectively.

All vested and unvested Series B units in existence as of the closing of the Business Combination were exchanged for equity interests of New Holdco, which received a portion of the consideration paid to the Selling Equityholders in the Company Merger in exchange for such Series B Units.

11. Equity

Common Stock
The authorized common stock of the Company consists of 300,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of June 30, 2017, there were 89,281,617 shares of common stock issued and 89,272,041 shares of common stock outstanding, which includes the 12,476,250 Founder Shares.
Founder Shares
As of June 30, 2017 there were 12,476,250 Founder Shares. These Founder Shares are subject to forfeiture on the tenth anniversary of the Closing Date unless:

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
Warrants
As of June 30, 2017 there were 50,025,000 warrants outstanding to purchase 25,012,500 shares of common stock at an exercise price of $11.50 per share.
Preferred Stock
The authorized preferred stock of the Company consists of 1,000,000 shares. As of June 30, 2017, there were no shares of preferred stock issued and outstanding.

Treasury Stock
During the three months ended June 30, 2017, in connection with the vesting of one third of the TPG Restricted Stock Grants, 9,576 shares of common stock with an aggregate fair market value of $0.1 million were transferred to the Company to satisfy the officers’ and employees’ tax withholding obligations in connection with the vesting. Following the transfer, these shares were not canceled and are therefore classified as treasury stock.

12. Earnings per Share

A reconciliation of the numerators and denominators of the basic and diluted per share computation follows. No such computation is necessary for the Predecessor period as the Predecessor was organized as a limited liability company and did not have publicly traded common shares.

	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017	Three Months Ended June 30, 2016*	Nine Months Ended June 30, 2016*
Basic:
Net income (loss)	$10.2	$0.8	$(15.5)	$(17.1)
Weighted average number of common shares outstanding during the period	76,743,853	76,745,396	34,072,056	21,241,897
Net income (loss) per common share - basic	$0.13	$0.01	$(0.45)	$(0.81)

Diluted:
Net income (loss)	$10.2	$0.8	$(15.5)	$(17.1)
Denominator for diluted earnings per share:
Weighted average number of common shares outstanding during the period	76,743,853	76,745,396	34,072,056	21,241,897
Incremental common shares attributable to outstanding unvested restricted stock and unvested restricted stock units	85,015	84,900	—	—
Denominator for diluted earnings per common share	76,828,868	76,830,296	34,072,056	21,241,897
Net income (loss) per common share - diluted	$0.13	$0.01	$(0.45)	$(0.81)

*The three and nine months ended June 30, 2016 include 22 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.
For the three and nine months ended June 30, 2017 and 2016, there were 12,476,250 Founder Shares excluded from the basic and diluted computations because such shares were subject to forfeiture and 1,567,000 and 1,547,500 PSU awards, respectively, which were not included in the computation of diluted shares outstanding because performance targets and/or market conditions were not yet met for these awards. Diluted shares outstanding also did not include 25,012,500 shares of common stock issuable on the exercise of 50,025,000 warrants because the warrants were out-of-the-money for the three and nine months ended June 30, 2017 and 2016. As of the three and nine months ended June 30, 2017, the 59,199 shares of unvested restricted stock awards issued to directors and 24,500 shares of restricted stock units awarded to employees were included in the diluted share calculation. There were no restricted stock units or restricted stock awards as of the three or nine months ended June 30, 2016.

13. Commitments, Contingencies and Litigation

Operating Leases

The Company is a lessee of office buildings, transportation equipment, warehouses and storage facilities, other equipment, facilities and properties under operating lease agreements that expire at various dates. Rent expense (including rentals under short-term leases) was $6.1 million and $19.2 million for the three and nine months ended June 30, 2017, respectively, and $0.6 million for the three and nine months ended June 30, 2016 for the Successor, and $4.9 million and $17.1 million for the three and nine months ended June 30, 2016, respectively, for the Predecessor.

Future minimum non-cancellable rental payments as of June 30, 2017 are as follows:

2018	$15.3
2019	12.6
2020	8.4
2021	6.2
2022	5.2
Thereafter	4.2
Total	$51.9

Capital Leases

The Company leases certain equipment and facilities under capital lease agreements. As of June 30, 2017 future minimum lease payments under capital leases were as follows:

2018	$7.7
2019	7.5
2020	7.5
2021	7.0
2022	7.1
Thereafter	37.3
Total minimum capital lease payments	74.1
Less amount representing executory costs	(18.3)
Less amount representing interest	(18.5)
Present value of net minimum capital lease payments	$37.3

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

In July 2014, Ashland filed a lawsuit numbered Ashland Inc. v. Nexeo Solutions, LLC, Case No. N14C-07-243 JTV CCLD, in the Superior Court for the State of Delaware in and for New Castle County.  In the suit, Ashland seeks a declaration that, pursuant to the ADA Purchase Agreement, Solutions is obligated to indemnify Ashland for losses Ashland incurs pertaining to the Other Retained Remediation Liabilities, up to the amount of the aggregate $5.0 million deductible applicable for expenses incurred by Solutions, whether or not Solutions incurs any expenses or obtains any indemnity from Ashland.  Ashland further alleges that Solutions has breached duties related to the ADA Purchase Agreement by not having so indemnified Ashland for amounts Ashland has incurred for Other Retained Remediation Liabilities at sites where Ashland disposed of wastes prior to the Ashland Distribution Acquisition, and on that basis seeks unspecified compensatory damages, costs and attorney’s fees.  On June 21, 2017, the Company’s Motion for Summary Judgment for this lawsuit was granted. Ashland appealed the ruling on July 20, 2017. The Company will continue to vigorously defend the lawsuit on appeal. The Company does not currently have any environmental or remediation reserves for matters covered under the ADA Purchase Agreement.

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

Other Contingencies

In June 2014, the Predecessor self-disclosed to the DTSC that an inventory of its Fairfield facility had revealed potential violations of RCRA and the California Health and Safety Code. Although no formal proceeding has been initiated, the Company expects the DTSC to seek payment of fines or other penalties for non-compliance. The Company does not expect the amount of any such fine or other penalty to have a material adverse effect on its business, financial position or results of operations.

14. Related Party Transactions

Contingent Consideration Obligations Pursuant to the TRA and the Merger Agreement

Subsequent to the Business Combination, TPG beneficially owns approximately 35% of the Company’s common stock, including Founder Shares, and is considered a related party of the Successor. In connection with the Business Combination, TPG became a party to the TRA and obtained the right to receive the Deferred Cash Consideration pursuant to the Merger Agreement. The fair value of these contingent consideration liabilities was $143.8 million as of June 30, 2017, of which $139.0 million is recorded in Due to related party pursuant to contingent consideration obligations in Non-current Liabilities and $4.8 million is recorded in Due to related party pursuant to contingent consideration obligations in Current Liabilities on the Company’s condensed consolidated balance sheets. See Note 3 and Note 9.

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

The table below summarizes activity recorded during the respective periods related to the items described above:

	Successor				Predecessor
	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017	Three Months Ended June 30, 2016*	Nine Months Ended June 30, 2016*	April 1, 2016 Through June 8, 2016	October 1, 2015 Through June 8, 2016
Sales to related entities:
TPG	$0.8	$2.3	$0.3	$0.3	$1.3	$3.1
Entities related to members of the Board of Directors	$0.1	$0.1	$—	$—	$—	$—
Purchases from related entities:
Entities related to members of the Board of Directors	$0.5	$1.5	$—	$—	$—	$—
Amounts included in Selling, general and administrative expenses
Management fees to TPG	$—	$—	$—	$—	$0.5	$2.1
Consulting fees to TPG	$—	$—	$—	$—	$0.2	$0.4
Amounts included in Transaction related costs
Fee paid in connection with the Business Combination	$—	$—	$—	$—	$9.9	$9.9

*The three and nine months ended June 30, 2016 include 22 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.
There were no purchases from TPG related entities in the Successor or Predecessor periods.

TPG related entities owed the Company $0.4 million at June 30, 2017 and $0.6 million at September 30, 2016 which were included in Accounts and notes receivable in the Company’s condensed consolidated balance sheets. The Company owed $0.1 million at June 30, 2017 to entities related to members of the Board of Directors which was included in Accounts payable in the Company’s condensed consolidated balance sheet.

15. Income Taxes

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

Income tax expense for the three months ended June 30, 2017 was $5.9 million on pre-tax income of $16.1 million for the Successor compared to the income tax benefit of $1.3 million on pre-tax loss of $16.8 million for the three months ended June 30, 2016 for the Successor and income tax expense of $1.1 million on pre-tax loss of $19.1 million for the period from April 1, 2016 through June 8, 2016 for the Predecessor. The current period tax expense was largely attributable to deferred taxes on profitable U.S. operations. The prior period tax expense was largely attributed to foreign income tax expense on profitable foreign operations.

Income tax expense for the nine months ended June 30, 2017 was $4.0 million on pre-tax income of $4.8 million for the Successor compared to the income tax benefit of $1.3 million on pre-tax loss of $18.4 million for the nine months ended June 30, 2016 for the Successor and income tax expense of $4.2 million on pre-tax loss of $9.7 million for the period from October 1, 2015 through June 8, 2016 for the Predecessor. The current period tax expense was largely attributed to foreign income tax expense on profitable foreign operations. The prior period tax expense was largely attributed to foreign income tax expense on profitable foreign operations.

At June 30, 2017 and September 30, 2016, the valuation allowance was $3.2 million and $2.8 million, respectively, primarily relating to Nexeo Plaschem operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at June 30, 2017, management believes it is more likely than not that it will realize the majority of its deferred tax assets.

Uncertain Tax Positions

During the third quarter of fiscal year 2017, the Company recorded approximately $1.3 million for certain income tax-related uncertainties assumed in connection with the Ultra Chem Acquisition as the Company determined that the recognition threshold was met.  The Company’s assessment of the value of these obligations is preliminary and will be completed within twelve months of the Ultra Chem Closing Date.  The ultimate outcome of these uncertainties may be covered by indemnification provisions under the Ultra Chem Stock Purchase Agreement.  However, the Company’s evaluation of these indemnification provisions is ongoing and it has not recognized indemnification assets in connection with the recognition of these income tax-related uncertainties.

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of Income tax expense in the condensed consolidated statements of operations. There was an insignificant amount of interest and penalties recognized during all periods. As of June 30, 2017 and September 30, 2016, the Company had $1.9 million and $1.2 million, respectively, related to uncertain tax positions, including related accrued interest and penalties. This net increase was related to the addition of the Ultra Chem income tax uncertainties and offset by the release of uncertain tax provisions from the prior year and lapses in statutory tax periods.

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

Summarized financial information relating to the Company’s lines of business is as follows:

	Successor				Predecessor
	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017	Three Months Ended June 30, 2016*	Nine Months Ended June 30, 2016*	April 1 Through June 8, 2016	October 1, 2015 Through June 8, 2016
Sales and operating revenues
Chemicals	$443.9	$1,211.3	$94.2	$94.2	$298.7	$1,066.4
Plastics	466.2	1,350.4	109.9	109.9	329.8	1,192.2
Other	32.6	93.5	10.2	10.2	21.7	81.5
Total sales and operating revenues	$942.7	$2,655.2	$214.3	$214.3	$650.2	$2,340.1
Gross profit
Chemicals	$54.3	$147.6	$9.6	$9.6	$38.8	$136.2
Plastics	43.1	124.9	6.7	6.7	32.2	117.6
Other	5.3	16.8	2.5	2.5	4.4	18.1
Total gross profit	$102.7	$289.3	$18.8	$18.8	$75.4	$271.9
Selling, general & administrative expenses	79.4	233.9	19.1	19.2	57.5	208.9
Transaction related costs	0.2	1.3	15.9	18.0	26.1	33.4
Change in fair value related to contingent consideration obligations	(0.8)	19.8	(2.3)	(2.3)	—	—
Operating income (loss)	23.9	34.3	(13.9)	(16.1)	(8.2)	29.6
Other income	5.7	8.3	—	—	0.3	2.9
Interest income (expense)
Interest income	—	0.2	0.3	0.9	—	0.1
Interest expense	(13.5)	(38.0)	(3.2)	(3.2)	(11.2)	(42.3)
Income (loss) before income taxes	$16.1	$4.8	$(16.8)	$(18.4)	$(19.1)	$(9.7)

*The three and nine months ended June 30, 2016 include 22 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

	June 30, 2017	September 30, 2016
IDENTIFIABLE ASSETS
Chemicals	$775.0	$656.8
Plastics	780.5	708.7
Other	85.0	85.0
Total identifiable assets by reportable segment	1,640.5	1,450.5
Unallocated assets	596.4	628.4
Total assets	$2,236.9	$2,078.9

Goodwill amounts by reportable segment at June 30, 2017 are based on an allocation of the purchase consideration of the Business Combination as of the Closing Date and the preliminary allocation of the purchase consideration of the Ultra Chem Acquisition as of the Ultra Chem Closing Date. Accordingly, the amounts allocated to goodwill from the Ultra Chem Acquisition are subject to adjustments that could have a material impact on total goodwill and goodwill by reportable segment. See Note 3.

Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Successor				Predecessor
	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017	Three Months Ended June 30, 2016*	Nine Months Ended June 30, 2016*	April 1 Through June 8, 2016	October 1, 2015 Through June 8, 2016
U.S.	$699.1	$1,970.7	$161.7	$161.7	$498.2	$1,779.4
Canada	43.3	126.9	9.1	9.1	27.5	102.4
Other North America	29.7	54.9	3.6	3.6	10.2	35.4
Total North America Operations	$772.1	$2,152.5	$174.4	$174.4	$535.9	$1,917.2
EMEA	120.9	342.2	29.3	29.3	78.8	291.9
Asia	49.7	160.5	10.6	10.6	35.5	131.0
Total	$942.7	$2,655.2	$214.3	$214.3	$650.2	$2,340.1

*The three and nine months ended June 30, 2016 include 22 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

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

The global markets stabilized during fiscal year 2017 and have begun to show some growth as shown by the increases in GDP, oil prices and U.S. Industrial Production index.

The following is a summary of GDP, oil price and U.S. Industrial Production Index fluctuations in our various regions of operations by fiscal quarter.

	Q3 17 v Q3 16	Q2 17 v Q2 16	Q1 17 v Q1 16	Q4 16 v Q4 15
North America
U.S. GDP Growth	2.1%	2.0%	1.8%	1.5%
U.S. Industrial Production Index	1.9%	0.6%	(0.1)%	(1.2)%
West Texas Intermediate Crude Oil Average Price Increase (Decrease)	7.1%	54.0%	16.9%	(3.4)%
EMEA
Euro Area GDP Growth	2.1%	1.9%	1.9%	1.7%
Brent Crude Oil Average Price Increase (Decrease)	8.1%	55.1%	14.3%	(8.4)%
Asia
China GDP Growth (1)	6.9%	6.9%	6.7%	6.7%

(1) As reported by the Chinese government.

Overall GDP growth has increased in many of the countries in which we operate. As a result we have shown an increase in volumes. In terms of currency, the USD has continued to strengthen over the prior comparable period against most other currencies in which we transact. As a result of these factors, reported dollar revenues and gross profit have been negatively impacted in many of our regional operations.

North America

The North American economic environment continued to improve during the third quarter of fiscal year 2017. U.S. GDP has increased in the third fiscal quarter of 2017 as compared to third fiscal quarter of 2016, and the inflation rate has increased to 1.6% in the third fiscal quarter of 2017 over the same period in the prior year, driven by higher energy prices.

In terms of currency, the CAD weakened when compared against the USD for the third fiscal quarter of 2017 following slight declines during the fiscal year ended September 30, 2016. The Peso weakened in value against the USD through fiscal year 2017.

EMEA

In Europe, we conduct business primarily in the Western European countries. Economic growth in Europe is expected to pick up through 2018 as the global recovery is expected to gain momentum.

In terms of currency, the euro and the majority of other European currencies weakened versus the USD in the third fiscal quarter of 2017 following declines during fiscal year 2016, which affected among other items, the reported dollar revenues and gross profit from our European operations.

The market prices for the products we sell in Europe are typically correlated to the cost of Brent Crude as these operations are primarily based on the distribution of commodity plastics products and most products are sourced in Europe. Consistent with the increase in oil prices through fiscal year 2017, we have begun to see an increase in pricing.

Asia

Our operations in Asia are concentrated mainly in China. Recent GDP growth in China, as reported by the Chinese government, has increased slightly, primarily due to a rise in industrial output, retail sales and fixed-asset investment with an increase in fiscal spending.

In terms of currency, the RMB continued to decline against the USD during fiscal year 2017 following declines during fiscal year 2016, which affected, among other items, the reported dollar revenues and gross profit from our operations in China.

Certain Factors Affecting Comparability to Prior Period Financial Results

Prior to the Business Combination, WLRH operated as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. After the Business Combination our results of operations are not directly comparable to historical results of the operations for the periods presented, primarily because:

•
In connection with the Business Combination, certain assets and liabilities had fair value adjustments applied to the Predecessor’s condensed consolidated financial statements on the Closing Date, most notably:

◦	Intangible assets;

◦	Plant, property and equipment;

◦	Goodwill; and

◦	Taxes

•	Further, in connection with the Business Combination, we have recognized certain contingent liabilities. See Note 3 to our condensed consolidated financial statements.

•	The three and nine months ended June 30, 2016 include 22 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

As a result of the factors listed above, historical results of operations and other financial data, as well as period-to-period comparisons of these results, may not be comparable or indicative of future operating results or future financial condition.

In April 2017, the Company completed the Ultra Chem Acquisition. Accordingly the consolidated results of operations for the three and nine months ended June 30, 2017 include the results of the acquired operations since the Ultra Chem Closing Date, as described further below under “Results of Operations”. The acquired operations are primarily included in our Chemicals line of business.

Results of Operations

	Successor				Predecessor
(in millions)	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017	Three Months Ended June 30, 2016*	Nine Months Ended June 30, 2016*	April 1 Through June 8, 2016	October 1, 2015 Through June 8, 2016
Sales and operating revenues
Chemicals	$443.9	$1,211.3	$94.2	$94.2	$298.7	$1,066.4
Plastics	466.2	1,350.4	109.9	109.9	329.8	1,192.2
Other	32.6	93.5	10.2	10.2	21.7	81.5
Total sales and operating revenues	$942.7	$2,655.2	$214.3	$214.3	$650.2	$2,340.1

Gross profit
Chemicals	$54.3	$147.6	$9.6	$9.6	$38.8	$136.2
Plastics	43.1	124.9	6.7	6.7	32.2	117.6
Other	5.3	16.8	2.5	2.5	4.4	18.1
Total gross profit	$102.7	$289.3	$18.8	$18.8	$75.4	$271.9

Selling, general and administrative expenses	79.4	233.9	19.1	19.2	57.5	208.9
Transaction related costs	0.2	1.3	15.9	18.0	26.1	33.4
Change in fair value of contingent consideration obligations	(0.8)	19.8	(2.3)	(2.3)	—	—
Operating income (loss)	23.9	34.3	(13.9)	(16.1)	(8.2)	29.6
Other income	5.7	8.3	—	—	0.3	2.9
Interest expense, net	(13.5)	(37.8)	(2.9)	(2.3)	(11.2)	(42.2)
Income (loss) before income taxes	16.1	4.8	(16.8)	(18.4)	(19.1)	(9.7)
Income tax expense (benefit)	5.9	4.0	(1.3)	(1.3)	1.1	4.2
Net income (loss) from continuing operations	10.2	0.8	(15.5)	(17.1)	(20.2)	(13.9)
Net income from discontinued operations, net of tax	—	—	—	—	—	0.1
Net income (loss)	$10.2	$0.8	$(15.5)	$(17.1)	$(20.2)	$(13.8)

*The three and nine months ended June 30, 2016 include 22 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.
Three Months Ended June 30, 2017 (Successor) compared with Three Months Ended June 30, 2016 (Successor) and April 1, 2016 through June 8, 2016 (Predecessor)

The Successor period ended June 30, 2017 includes operating results for the full three months, and the Successor period ended June 30, 2016 includes operating results from June 9, 2016 through June 30, 2016; whereas, the Predecessor period includes the operating results from April 1, 2016 through June 8, 2016.

Sales and operating revenues

Sales and operating revenues for the three months ended June 30, 2017 were $942.7 million, including $17.1 million in revenues from Ultra Chem, and $214.3 million for the three months ended June 30, 2016 for the Successor, and were $650.2 million for the Predecessor period from April 1, 2016 through June 8, 2016. Excluding the impact of Ultra Chem, the increase in revenues was driven by a 6.0% increase in average selling price primarily due to inflation and an increase in volume of 1.0% in the current period. This increase was partially offset by a decline of approximately $6.9 million as a result of the weakening of the exchange rates of various currencies versus the USD as compared to the same period in the prior fiscal year.

Chemicals

Sales and operating revenues for the Chemicals line of business for the three months ended June 30, 2017 were $443.9 million, including $17.1 million in revenues from Ultra Chem, and $94.2 million for the three months ended June 30, 2016, for the Successor, and were $298.7 million for the Predecessor period from April 1, 2016 through June 8, 2016. Revenues were driven by an 8.8% increase in the average selling price primarily due to inflation, with flat volume in the current period. This increase was partially offset by a decline of $1.1 million as a result of the weakening of the exchange rates of various currencies versus the USD as compared to the same period in the prior fiscal year.

Plastics

Sales and operating revenues for the Plastics line of business for the Successor were $466.2 million and $109.9 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and were $329.8 million for the Predecessor period from April 1, 2016 through June 8, 2016. The increase in revenue was driven by a 3.5% increase in average selling price during the current period throughout the regions, as well as a 2.4% increase in volume driven primarily by regional strength in EMEA and Asia. These increases were partially offset by a decline of approximately $5.8 million as a result of the weakening of the exchange rates of various currencies versus the USD as compared to the same period in the prior fiscal year. North America revenues continued to be negatively impacted due to a supplier disruption which has limited the availability to us of certain products we distribute on a regular basis.

Other

Sales and operating revenues for the Other segment for the Successor were $32.6 million and $10.2 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and were $21.7 million for the Predecessor period from April 1, 2016 through June 8, 2016. The increase in revenues was primarily driven by price increases during the current period.

Gross profit

Gross profit for the Successor was $102.7 million, or 10.9% and $18.8 million, or 8.8%, for the three months ended June 30, 2017 and June 30, 2016, respectively, and was $75.4 million, or 11.6%, for the Predecessor period from April 1, 2016 through June 8, 2016. The increase in gross profit was driven by the increase in average selling prices across the Chemicals and Plastics lines of business as previously discussed. As compared to the same period in the prior fiscal year, gross profit was negatively affected by the impact of the weakening of the exchange rates of various currencies versus the USD of approximately $0.7 million and additional depreciation expense of approximately $1.4 million due to the step up in fair value of the property, plant and equipment as a result of the Business Combination. Gross profit in the current period includes $1.2 million related to the inventory step up as a result of the Ultra Chem Acquisition, whereas, the same period in the prior year includes $6.9 million related to half of the inventory step up associated with the Business Combination. Additionally, gross profit was negatively affected during the current quarter by an increase in common carrier transportation costs.

Chemicals

Gross profit for the Successor was $54.3 million, or 12.2%, and $9.6 million, or 10.2%, for the three months ended June 30, 2017 and June 30, 2016, respectively, and was $38.8 million, or 13.0%, for the Predecessor period from April 1, 2016 through June 8, 2016. The increase in gross profit was primarily due to the increase in average selling price as discussed. As compared to the same period in the prior fiscal year, gross profit was negatively affected by the impact of the weakening of the exchange rates of various currencies versus the USD of approximately $0.2 million and additional depreciation expense of approximately $1.0 million due to the step up in fair value of property, plant and equipment as a result of the Business Combination. Gross profit in the current period includes $1.2 million related to the inventory step up as a result of the Ultra Chem Acquisition, whereas, the same period in the prior year includes $3.0 million related to half of the inventory step up associated with the Business Combination. Additionally, gross profit was negatively affected by an increase in common carrier transportation costs.

Plastics

Gross profit for the Successor was $43.1 million, or 9.2%, and $6.7 million, or 6.1%, for the three months ended June 30, 2017 and June 30, 2016, respectively, and was $32.2 million, or 9.8%, for the Predecessor period from April 1, 2016 through June 8, 2016. The increase in gross profit was primarily due to the increase in average selling price as discussed and market expansion in EMEA. As compared to the same period in the prior fiscal year the impact of the weakening of the exchange rates of various currencies versus the USD of approximately $0.5 million and by additional depreciation expense of approximately $0.4 million affecting gross profit due to the step up in fair value of the property, plant and equipment as a result of the Business Combination as compared to the same quarter in the prior fiscal year. Gross profit in the same period in the prior year includes $3.9 million related to half of the inventory step up associated with the Business Combination. Additionally, gross profit was negatively affected by an increase in common carrier transportation costs and North America continued to be impacted from a supplier disruption which has limited the availability to us of certain products we distribute on a regular basis.

Other

Gross profit for the Successor was $5.3 million, or 16.3%, and $2.5 million, or 24.5%, for the three months ended June 30, 2017 and June 30, 2016, respectively, and was $4.4 million, or 20.3%, for the Predecessor period from April 1, 2016 through June 8, 2016. As compared to the same period in the prior fiscal year, gross profit was negatively affected by an increase in common carrier transportation costs and a shift in service mix toward on-site services.

Selling, general and administrative expenses

Selling, general and administrative expenses for the Successor were $79.4 million, or 8.4%, and $19.1 million, or 8.9%, for the three months ended June 30, 2017 and June 30, 2016, respectively, and were $57.5 million, or 8.8%, for the Predecessor period from April 1, 2016 through June 8, 2016. The primary drivers were attributable to higher depreciation and amortization expense of $2.2 million, higher employee costs of $2.3 million and higher travel, insurance and marketing costs of $0.5 million, and partially offset by decreased foreign exchange losses of $2.1 million and a decrease in consulting costs of $0.7 million. The increase in depreciation and amortization expense was driven by the effect of the Business Combination of $1.3 million, as well as $0.9 million as a result of the Ultra Chem Acquisition. The increase in employee costs was driven by stock compensation expense of $1.1 million, as well as additional employee cost of $0.8 million as a result of the Ultra Chem Acquisition, offset by cost management and productivity initiatives. Foreign exchange losses were primarily driven by fluctuations in the RMB to the USD and Peso to USD.

Transaction related costs

The Successor incurred transaction related costs of $0.2 million and $15.9 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and $26.1 million was incurred by the Predecessor for the period from April 1, 2016 through June 8, 2016. The prior period costs were primarily related to the Business Combination.

Changes in fair value of contingent consideration

The Successor incurred a gain of $0.8 million and $2.3 million for the three months ended June 30, 2017 and June 30, 2016, respectively, related to the contingent consideration associated with the Deferred Cash Consideration and TRA from the Business Combination. See Notes 3 and 9 to our condensed consolidated financial statements.

Other income

Other income for the three months ended June 30, 2017 was $5.7 million for the Successor, and was primarily due to the gain related to reimbursements received for certain capital expenditures incurred in connection with the relocation of certain operations. See Note 5 to our condensed consolidated financial statements.

Interest expense, net

Interest expense, net for the Successor was $13.5 million and $2.9 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and was $11.2 million for the Predecessor period from April 1, 2016 through June 8, 2016. Current period interest expense is related to the Credit Facilities including the amortization of the costs associated with issuing the debt. Predecessor interest expense was related to the Predecessor Credit Facilities and the Notes, along with the amortization of the costs associated with issuing the debt. The decrease in the current period compared to the same period in the prior fiscal year was primarily due to the redemption of the Notes in connection with the Business Combination, which resulted in the decrease in debt balance and related weighted average interest rate.

Income tax expense

Income tax expense for the Successor was $5.9 million and income tax benefit was $1.3 million for the three months ended June 30, 2017 and June 30, 2016, respectively. The current period tax expense was largely attributable to deferred taxes on profitable U.S. operations. Income tax expense of $1.1 million for the Predecessor period from April 1, 2016 through June 8, 2016 was due to profitable foreign operations, primarily Puerto Rico and EMEA. Successor and Predecessor income taxes are generally not comparable as the Predecessor was organized as a limited liability company and taxed as a partnership for U.S. income tax purposes.

Nine Months Ended June 30, 2017 (Successor) compared with Nine Months Ended June 30, 2016 (Successor) and October 1, 2015 through June 8, 2016 (Predecessor)

The Successor period ended June 30, 2017 includes operating results for the full nine months, and the Successor period ended June 30, 2016 includes operating results from June 9, 2016 through June 30, 2016; whereas, the Predecessor period includes the operating results from October 1, 2015 through June 8, 2016.

Sales and operating revenues

Sales and operating revenues for the nine months ended June 30, 2017 were $2,655.2 million, including $17.1 million from Ultra Chem, and $214.3 million for the nine months ended June 30, 2016, for the Successor, and were $2,340.1 million for the Predecessor period from October 1, 2015 through June 8, 2016. Excluding the impact of Ultra Chem, the increase in revenues were affected by a 1.4% increase in average selling price primarily due to an inflationary environment and a 1.8% increase in volume driven by the Plastics line of business. These increases were partially offset by a decline of approximately $18.6 million as a result of the weakening of the exchange rates of various currencies versus the USD as compared to the same period in the prior fiscal year.

Chemicals

Sales and operating revenues for the Chemicals line of business for the nine months ended June 30, 2017 were $1,211.3 million, including $17.1 million from Ultra Chem, and $94.2 million for the nine months ended June 30, 2016, for the Successor, and were $1,066.4 million for the Predecessor period from October 1 through June 8, 2016. Excluding the impact of Ultra Chem, the increase in revenues was driven by a 3.6% increase in average selling price during the current period due to an inflationary environment as volumes were essentially flat. The increase was partially offset by a decline of approximately $1.4 million as a result of the weakening of the exchange rates of various currencies versus the USD as compared to the same period in the prior fiscal year.

Plastics

Sales and operating revenues for the Plastics line of business for the Successor were $1,350.4 million and $109.9 million for the nine months ended June 30, 2017 and June 30, 2016, respectively, and were $1,192.2 million for the Predecessor period from October 1, 2015 through June 8, 2016. The increase in revenues was driven by an increase in volume of 5.0% driven primarily by regional strength in EMEA and Asia partially offset by a 1.2% decrease in average selling price during the current period. The increases were partially offset by a decline of approximately $17.2 million as a result of the weakening of the exchange rates of various currencies versus the USD as compared to the same period in the prior fiscal year. North America revenues continued to be negatively impacted due to a supplier disruption which has limited the availability to us of certain products we distribute on a regular basis.

Other

Sales and operating revenues for the Other segment for the Successor were $93.5 million and $10.2 million for the nine months ended June 30, 2017 and June 30, 2016, respectively, and were $81.5 million for the Predecessor period from October 1, 2015 through June 8, 2016. The increase in revenues was primarily driven by price increases during the current period.

Gross profit

Gross profit for the Successor was $289.3 million, or 10.9% and $18.8 million, or 8.8%, for the nine months ended June 30, 2017 and June 30, 2016, respectively, and was $271.9 million, or 11.6%, for the Predecessor period from October 1, 2015 through June 8, 2016. Gross profit in the Chemicals and Plastics lines of business increased due to the increase in average selling prices and volumes as discussed above, offset by the decrease in the Other segment. As compared to the same period in the prior fiscal year, gross profit was negatively affected by the impact of the weakening of the exchange rates of various currencies versus the USD of approximately $1.7 million and by additional depreciation expense of approximately $5.0 million due to the step up in fair value of the property, plant and equipment as a result of the Business Combination. Gross profit in the current period includes $1.2 million related to the inventory step up associated with the Ultra Chem Acquisition, whereas, the same period in the prior year includes $6.9 million related to half of the inventory step up associated with the Business Combination. Additionally, gross profit was negatively affected by an increase in common carrier transportation costs.

Chemicals

Gross profit for the Successor was $147.6 million, or 12.2% and $9.6 million, or 10.2%, for the nine months ended June 30, 2017 and June 30, 2016, respectively, and was $136.2 million, or 12.8%, for the Predecessor period from October 1, 2015 through June 8, 2016. The increase in gross profit was primarily driven by the increase in average selling prices as previously discussed. As compared to the same period in the prior fiscal year, gross profit was negatively affected by the impact of the weakening of the exchange rates of various currencies versus the USD of approximately $0.3 million and by additional depreciation expense of approximately $3.6 million due to the step up in fair value of property, plant and equipment as a result of the Business Combination. Gross profit in the current period includes $1.2 million related to the inventory step up associated with the Ultra Chem Acquisition, whereas, the same period in the prior year includes $3.0 million related to half of the inventory step up associated with the Business Combination. Additionally, gross profit was negatively affected by an increase in common carrier transportation costs.

Plastics

Gross profit for the Successor was $124.9 million, or 9.2%, and $6.7 million, or 6.1%, for the nine months ended June 30, 2017 and June 30, 2016, respectively, and was $117.6 million, or 9.9%, for the Predecessor period from October 1, 2015 through June 8, 2016. The increase in gross profit was primarily driven by the increase in volume as previously discussed. As compared to the same period in the prior fiscal year, gross profit was negatively affected by the impact of the weakening of the exchange rates of various currencies versus the USD of approximately $1.4 million and by additional depreciation expense of approximately $1.4 million due to the step up in fair value of the property, plant and equipment as a result of the Business Combination. Gross profit in the same period in the prior year includes $3.9 million related to half of the inventory step up associated with the Business Combination. Additionally, gross profit was negatively affected by an increase in common carrier transportation costs, and North America continued to be impacted from a supplier disruption which has limited the availability to us of certain products we distribute on a regular basis.

Other

Gross profit for the Successor was $16.8 million, or 18.0%, and $2.5 million, or 24.5%, for the nine months ended June 30, 2017 and June 30, 2016, respectively and was $18.1 million, or 22.2%, for the Predecessor period from October 1, 2015 through June 8, 2016. As compared to the same period in the prior fiscal year, gross profit was negatively affected by an increase in common carrier transportation expense and a shift in service mix toward on-site services.

Selling, general and administrative expenses

Selling, general and administrative expenses for the Successor were $233.9 million, or 8.8%, and $19.2 million, or 9.0%, for the nine months ended June 30, 2017 and June 30, 2016, respectively, and were $208.9 million, or 8.9%, for the Predecessor period from October 1, 2015 through June 8, 2016. The primary drivers were attributable to higher depreciation and amortization expense of $4.9 million, higher employee costs of $2.7 million and higher travel, insurance and marketing costs of $0.5 million, and partially offset by decreases in foreign exchange losses of $0.8 million and a decrease in consulting costs of $1.8 million. The increase in depreciation and amortization expense was driven by the effect of the Business Combination as well as $0.9 million as a result of the Ultra Chem Acquisition. The increase in employee costs was driven by stock compensation expense of $3.2 million, as well as additional employee expense of $0.8 million as a result of the Ultra Chem Acquisition, offset by cost management and productivity initiatives. Foreign exchange gains were primarily driven by fluctuations in the Peso to USD.

Transaction related costs

The Successor incurred transaction related costs of $1.3 million and $18.0 million for the nine months ended June 30, 2017 and June 30, 2016, respectively, and $33.4 million was incurred by the Predecessor for the period from October 1, 2015 through June 8, 2016. The prior period costs were primarily related to the Business Combination. Current period transaction related costs were primarily due to the Business Combination and the Ultra Chem Acquisition.

Changes in fair value of contingent consideration

The Successor incurred a loss of $19.8 million and a gain of $2.3 million for the nine months ended June 30, 2017 and June 30, 2016, respectively, related to the contingent consideration associated with the Deferred Cash Consideration and TRA from the Business Combination. See Notes 3 and 9 to our condensed consolidated financial statements.

Other income

Other income for the nine months ended June 30, 2017 was $8.3 million for the Successor, and was primarily due to the gain related to reimbursements received for certain capital expenditures incurred in connection with the relocation of certain operations. Other income for the Predecessor for the period from October 1, 2015 through June 8, 2016 was $2.9 million, and was primarily due to a gain of $2.0 million in the sale of old private fleet tractors under the Ryder lease and a $0.6 million gain on the repurchase of $9.5 million of Notes. See Note 5 to our condensed consolidated financial statements.

Interest expense, net

Interest expense, net for the Successor was $37.8 million and $2.3 million for the nine months ended June 30, 2017 and June 30, 2016, respectively, and was $42.2 million for the Predecessor period from October 1, 2015 through June 8, 2016. Current period interest expense was related to the Credit Facilities, including the amortization of the costs associated with issuing the debt. Predecessor interest expense was related to the Predecessor Credit Facilities and the Notes, along with the amortization of the costs associated with the issuing of the debt. The decrease in the current period was primarily due to the redemption of the Notes in connection with the Business Combination.

Income tax expense

Income tax expense for the Successor was $4.0 million and income tax benefit was $1.3 million for the nine months ended June 30, 2017 and June 30, 2016, respectively. The current period tax expense was largely attributed to foreign income tax expense on profitable foreign operations. Income tax expense of $4.2 million for the Predecessor period from October 1, 2015 through June 8, 2016 was due to profitable foreign operations, primarily Canada, EMEA, Puerto Rico and Mexico. Successor and Predecessor income taxes are generally not comparable as the Predecessor was organized as a limited liability company and taxed as a partnership for U.S. income tax purposes.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the ABL Facility. Cash flows generated from our operations are influenced by seasonal patterns of our business and other timing circumstances that can result in increases or decreases in working capital requirements for any given period during the course of our fiscal year. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on purchasing and distributing chemical and plastic materials. Additionally, our ability to generate cash flows in the normal course of business can be significantly influenced by changing global and regional macroeconomic conditions. Borrowing availability under the ABL Facility is subject to a borrowing base generally comprised of eligible inventory, accounts receivable and cash and cash equivalents held in certain accounts and certain subsidiaries. Our availability under the ABL Facility is, therefore, potentially subject to fluctuations, depending on the value of the eligible assets in the borrowing base on a given valuation date. An inability to borrow under the ABL Facility may adversely affect our liquidity, results of operations and financial condition.

Our operating cash requirements consist principally of inventory purchases, trade credit extended to customers, labor, occupancy costs and transportation and delivery costs. Non-operating cash requirements include debt service requirements, acquisition-related costs and capital expenditures.

Capital Expenditures

Cash capital expenditures for the nine months ended June 30, 2017 were $20.7 million and related primarily to facility improvements and additional information technology investments. We expect our aggregate capital expenditures for fiscal year 2017 (excluding acquisitions and assets acquired via capital leases) to be approximately $25.0-$30.0 million. These expenditures are expected to be primarily related to fixed asset replacements, improvements to our information technology infrastructure and additions of equipment and vehicles.

We are a party to the Montgomery Lease. The Montgomery Lease has a term of 15 years, with annual payments beginning at $1.1 million per year. The Montgomery Lease is accounted for as a capital lease and began in the first quarter of fiscal year 2017 with an initial cost and capital lease obligation of $13.2 million. Our total capital lease obligations balance was $36.5 million as of June 30, 2017 and is primarily associated with the Ryder Lease and the Montgomery Lease. See Note 7 to our condensed consolidated financial statements.

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

Obligations under the ABL Facility are secured by a first priority lien on all ABL Facility first lien collateral, including certain eligible inventory and accounts receivable of the ABL Borrowers, and a second priority lien on all Term Loan Facility first lien collateral including outstanding equity interests of the Borrower and certain of the other subsidiaries of Holdings, in each case, subject to certain limitations; provided, that no ABL Facility first lien collateral or Term Loan Facility first lien collateral owned by the Canadian Borrower secure the obligations owing under the U.S. Tranche of the ABL Facility.

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

At June 30, 2017, we had $199.7 million in borrowings outstanding under the ABL Facility. Outstanding borrowings on the ABL Facility included approximately $58.0 million drawn for the closing of the Ultra Chem Acquisition on April 3, 2017. Interest expense related to the ABL Facility, excluding amortization of debt issuance costs, was $2.0 million and $4.8 million for the three and nine months ended June 30, 2017, respectively.

As of June 30, 2017, we were in compliance with the covenants of the ABL Facility.

Term Loan Facility

The Term Loan Facility provides secured debt financing in an aggregate principal amount of up to $655.0 million and the right, at our option, to request additional tranches of term loans in an aggregate principal amount, when included with any incremental borrowings issued under the ABL Facility, amount up to $175.0 million, plus unlimited additional amounts such that the aggregate principal amount of indebtedness outstanding at the time of incurrence does not cause the consolidated Secured Net Leverage Ratio, calculated on a pro forma basis, to exceed 4.1 to 1.0. Availability of such additional tranches of term loans is subject to the absence of any default, and among other things, the receipt of commitments by existing or additional financial institutions.

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

Obligations under the Term Loan Facility are secured by a first priority lien on all Term Loan Facility first lien collateral, including outstanding equity interests of the Borrower and certain of the other subsidiaries of Holdings, and a second priority lien on all ABL Facility first lien collateral, including accounts receivable and inventory of the loan parties under the Term Loan Facility, subject to certain limitations.

At June 30, 2017, we had $648.5 million in borrowings outstanding under the Term Loan Facility. We are required to make mandatory principal payments on an annual basis, commencing with the fiscal year ending September 30, 2017, if cash flows for the year, as defined in the agreement, exceed certain levels specified in the agreement. Interest expense related to the Term Loan Facility, excluding original issue discount amortization and amortization of debt issuance costs, was $8.0 million and $25.3 million for the three and nine months ended June 30, 2017, respectively.

As of June 30, 2017, we were in compliance with the covenants of the Term Loan Facility.

Liquidity

The following table summarizes our liquidity position as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Cash and cash equivalents	$34.1	$47.5
ABL Facility availability	215.7	273.8
Total liquidity	$249.8	$321.3

Cash and Cash Equivalents

At June 30, 2017, we had $34.1 million in cash and cash equivalents of which $29.6 million was held by foreign subsidiaries, $26.5 million of which was denominated in currencies other than the USD, primarily in CAD and RMB. At June 30, 2017, we had $1.2 million in China denominated in RMB. While the RMB is convertible into USD, foreign exchange transactions are subject to approvals from the SAFE. We do not anticipate any significant adverse impact to overall liquidity from potential limitations on the transfer or conversion of cash and cash equivalents.

ABL Facility

Under the ABL Facility, if as of any date of determination when Trigger Event Excess Availability (as defined in the ABL Facility) is below certain thresholds or upon certain defaults, we will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent, which will be used to repay outstanding loans and cash collateralized letters of credit. At June 30, 2017, Trigger Event Excess Availability under the ABL Facility was $215.7 million, which was $169.5 million in excess of the $46.2 million threshold that would trigger the foregoing requirements.

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

Cash Flows

The following table sets forth the major categories of our cash flows for the nine months ended June 30, 2017 and June 9, 2016 through June 30, 2016 for the Successor and from October 1, 2015 through June 8, 2016 for the Predecessor:

Major Categories of Cash Flows	Successor		Predecessor
(in millions)	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016*	October 1, 2015 Through June 8, 2016
Net cash provided by (used in) operating activities from continuing operations	$(12.0)	$(30.0)	$69.5
Net cash provided by operating activities from discontinued operations	—	—	0.1
Net cash provided by (used in) operating activities	(12.0)	(30.0)	69.6
Net cash provided by (used in) investing activities	(75.4)	139.1	(11.8)
Net cash provided by (used in) financing activities	74.1	(70.7)	(121.5)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	—	0.3
Increase (decrease) in cash and cash equivalents	(13.4)	38.4	(63.4)
Cash and cash equivalents at the beginning of period	47.5	0.2	127.7
Cash and cash equivalents at the end of period	$34.1	$38.6	$64.3

*The nine months ended June 30, 2016 include 22 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

Nine Months Ended June 30, 2017 (Successor) Compared to Nine Months Ended June 30, 2016 (Successor) and October 1, 2015 through June 8, 2016 (Predecessor)

Cash flows from operating activities

Net cash used in operating activities for the nine months ended June 30, 2017 for the Successor was $12.0 million. Net income of $0.8 million, adjusted for the gain related to reimbursement for certain capital expenditures incurred in connection with the relocation of certain operations, and significant non-cash items such as depreciation and amortization expenses, amortization of debt issuance costs, provision for bad debt, deferred income taxes, equity based compensation expense, and changes relating to contingent consideration liabilities collectively totaling $71.6 million, resulted in $72.4 million of cash inflow during the nine months ended June 30, 2017. Additionally, cash flow was negatively impacted by an increase in accounts and notes receivable of $63.8 million and inventories of $34.9 million, partially offset by an $11.7 million increase in accounts payable. The increase in accounts and notes receivable was driven primarily by higher sales volumes and rising average selling prices experienced during the current period as well as timing of collections at period end. There were no significant changes in billing terms or collection processes during the current period. The increase in accounts payable was primarily driven by higher volumes and purchase prices during the current period. Additionally, there was a decrease in accrued expenses and other liabilities of $1.1 million which included the payment of the annual employee incentive compensation, and a decrease in other current assets of $3.1 million. Other assets and liabilities contributed $0.6 million to net cash provided by operating activities.

Net cash used in operating activities for the nine months ended June 30, 2016 was $30.0 million based on a 22-day operating period. Net loss of $17.1 million, adjusted for significant non-cash items such as depreciation and amortization expenses, debt issuance costs, transaction costs paid in stock, equity based compensation, and changes relating to contingent consideration liabilities, collectively totaling $12.9 million, resulted in $4.2 million of cash outflow from continuing operations during the nine months ended June 30, 2016. Additionally, cash flow from continuing operations was negatively impacted by an increase in accounts and notes receivable of $6.0 million, an increase in inventories of $7.0 million, a decrease in accounts payable of $27.3 million and a decrease in accrued expenses and other liabilities of $2.6 million, partially offset by the decrease in other current assets of $2.8 million and a decrease in other assets and liabilities of $0.3 million.

Net cash provided by operating activities during the period October 1, 2015 through June 8, 2016 for the Predecessor was $69.5 million, based on a 252-day operating period. Net loss from continuing operations of $13.9 million, adjusted for significant non-cash items such as depreciation and amortization expenses, debt issuance costs, bad debt, equity based compensation, deferred income taxes, gain on the sale of property and equipment and gain on debt extinguishment, collectively totaling $46.2 million, resulted in $32.3 million of cash inflow from continuing operations for the period October 1, 2015 through June 8, 2016. Additionally, cash flow from continuing operations was positively impacted by a decrease in accounts and notes receivable of $34.4 million, increase in accounts payable of $13.4 million and a decrease in inventory of $8.4 million. These amounts were offset by a decrease in accrued expenses and other liabilities of $9.7 million and a change in other current assets and other operating assets and liabilities of $9.0 million.

Cash flows from investing activities

Investing activities used $75.4 million of cash during the nine months ended June 30, 2017, primarily due to $63.5 million paid to effect asset and business acquisitions, and the additions of property and equipment of $20.7 million mainly related to facility improvements and additional information technology investments, partially offset by $8.4 million of cash proceeds related to the reimbursement for certain capital expenditures incurred in connection with the relocation of certain operations.

Investing activities provided $139.1 million of cash during the nine months ended June 30, 2016, primarily due to withdrawing $501.1 million from the trust account offset by the cash paid to effect the Business Combination, net of cash acquired of $360.6 million and the additions of property and equipment of $1.4 million mainly related to facility improvements, additional information technology and vehicle additions.

Investing activities used $11.8 million during the period October 1, 2015 through June 8, 2016 for the Predecessor, primarily due to capital expenditures of $14.2 million through the period mainly related to facility improvements, additional information technology investments and vehicle additions. These expenditures were partially offset by net proceeds from the sale of assets of $2.4 million.

Cash flows from financing activities

Financing activities provided $74.1 million of cash during the nine months ended June 30, 2017, primarily as a result of net borrowings on the ABL Facility of $81.9 million and net borrowings on short-term debt of $0.5 million, partially offset by payments on the Term Loan Facility of $4.9 million, capital lease payments of $2.1 million, and the payment of debt issuance costs of $1.3 million related to TLB Amendment No. 1. Net borrowings on the ABL Facility included approximately $58.0 million drawn for the closing of the Ultra Chem Acquisition on April 3, 2017.

Financing activities used $70.7 million of cash during the nine months ended June 30, 2016, primarily as a result of repaying Predecessor long-term debt of $767.3 million, repayment of long-term debt of $41.0 million and the payment of debt issuance costs of $25.3 million. These were offset by the issuance of long-term debt of $823.6 million and proceeds of short-term debt of $4.9 million. The Company also issued common stock as consideration for the Business Combination of $234.9 million and redeemed stock of $298.5 million.

Financing activities used $121.5 million of cash during the period October 1, 2015 through June 8, 2016 for the Predecessor, primarily as a result of repaying long-term debt and capital leases of $417.3 million and the repayment of short-term debt of $17.1 million. These were offset by the issuance of long-term debt of $292.1 million and proceeds of short-term debt of $20.9 million.

Contractual Obligations and Commitments

As of June 30, 2017, amounts due under our contractual commitments were as follows:

	Payments Due by Period (in millions)
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Short-term and long-term debt obligations (1)	$46.0	$13.0	$212.7	$615.9	$887.6
Estimated interest payments on long-term debt obligations (2)	42.0	82.6	72.8	31.9	229.3
Capital lease obligations (3)	7.7	15.0	14.1	37.3	74.1
Operating lease obligations (4)	15.3	21.0	11.4	4.2	51.9
Employee benefit obligations	—	—	—	2.7	2.7
Contingent Consideration (5)	4.8	29.0	85.2	134.6	253.6
Other obligations (6)	6.1	1.8	0.1	0.1	8.1
Total	$121.9	$162.4	$396.3	$826.7	$1,507.3

(1)
Short-term obligations primarily include the payment of $39.4 million outstanding under credit facilities available to Nexeo Plaschem, and $6.6 million in principal installment payments under our Term Loan Facility. Long-term debt obligations include (i) the payment of $199.7 million in outstanding principal (as of June 30, 2017) under our ABL Facility and (ii) the payment of $641.9 million in outstanding principal under our Term Loan Facility. See Note 7 to our condensed consolidated financial statements.

(2)
Estimated interest payments include cash interest payments and estimated commitment fees on long-term debt obligations. Variable rate interest payments were estimated using interest rates as of June 30, 2017 held constant to maturity.

(3)
Capital lease obligations represent future payments on capital lease agreements, including lease payments on all tractors under the Ryder Lease and the Montgomery Lease. The amounts above include executory costs under these capital leases of $2.4 million per year, for aggregate executory costs totaling $18.3 million. Additionally, the amounts include decreasing annual interest payments ranging from $2.3 million to $0.1 million, for aggregate interest payments totaling $18.5 million on all capital leases. We are permitted to terminate the lease of an individual tractor under the Ryder Lease on the anniversary of its delivery date, provided that certain conditions are met. In the event we terminate the lease of an individual tractor in accordance with the terms of the Ryder Lease, we may elect to purchase the individual tractor at a predetermined residual value or return the tractor to Ryder, subject to an adjustment based on the then-current market value of the individual tractor. See Notes 5 and 7 to our condensed consolidated financial statements.

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

(6)
Other obligations are related to (i) non-cancellable equipment orders, (ii) certain IT-related contracts, (iii) estimated obligation costs to relocate employees or new hires in various U.S. locations, primarily to The Woodlands, Texas and (iv) remaining payments related to the asset acquisitions completed during the nine months ended June 30, 2017 (see Note 3 to our condensed consolidated financial statements). The relocations are assumed to be completed within one year, although it is not practicable to establish definite completion dates for each employee’s relocation.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K, at June 30, 2017.

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

Credit Risk

We are subject to the risk of loss arising from the credit risk related to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on substantially all customers requesting credit. With the exception of Nexeo Plaschem’s operations, we generally do not require collateral with respect to credit extended to customers; however, we will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. Nexeo Plaschem offers billing terms that allow certain customers to remit payment during a period of time ranging from 30 days to nine months. These notes receivables ($6.7 million at June 30, 2017) are supported by banknotes issued by large banks in China on behalf of their customers.

At June 30, 2017, no individual customer represented greater than 5.0% of the outstanding accounts receivable balance.

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

Borrowings under our ABL Facility bear interest at a variable rate, which was a weighted average rate of 2.58% for the three months ended June 30, 2017. For each $100.0 million drawn on the ABL Facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

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

The fair value of the liability for the contingent consideration related to the TRA was $103.4 million as of June 30, 2017. The calculation of the liability for the contingent consideration related to the TRA uses a cash flow model which incorporates current interest rates in the discount rate used to discount the obligation to present value. A 100 basis point increase in the discount rate compared to the discount rate used at the June 30, 2017 valuation would have resulted in a decrease of approximately $0.9 million in the value of the liability for the contingent consideration related to the TRA. Additionally, this cash flow model is sensitive to changes in applicable tax rates. A 100 basis point increase in the tax rate compared to the tax rate used at the June 30, 2017 valuation would have resulted in an increase of approximately $2.9 million in the value of the liability for the contingent consideration related to the TRA.

The fair value of the liability for the contingent consideration related to Deferred Cash Consideration was $40.4 million as of June 30, 2017. The liability for the contingent consideration related to the Deferred Cash Consideration is highly sensitive to the price of our common stock at each valuation date. A $1.00 increase/decrease in the price of our common stock from its June 30, 2017 price would have increased/decreased the fair value of the liability for the Deferred Cash Consideration by approximately $4.9 million.

During the three months ended March 31, 2017, the Company entered into four interest rate swap agreements with a combined notional amount of $300.0 million to help mitigate interest rate risk related to the variable-rate Term Loan Facility. The swap agreements expire at various dates from February 2020 through March 2022 and are accounted for as cash flow hedges. Gains or losses resulting from changes in the fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains and losses resulting from changes in the fair value applicable to the ineffective portion, if any, are reflected in income. Gains and losses recorded in other comprehensive income are reclassified into and recognized in income when the interest expense on the Term Loan Facility is recognized. On June 29, 2017, the Company removed the interest rate floor component of the interest-rate swaps to align the swaps with the Term Loan Facility terms after the modification of the Term Loan Facility in March 2017 with TLB Amendment No. 1. During the three and nine months ended June 30, 2017, the Company recognized approximately $0.6 million of interest expense related to ineffectiveness of the interest-rate swaps prior to June 29, 2017. The interest rate swaps continue to be accounted for as cash flow hedges and there was no material ineffectiveness related to the swaps after the modification of the terms described above.

During the nine months ended June 30, 2017, we classified into income and recognized a realized loss on the interest rate swaps of $1.5 million, which was recorded in interest expense. During the nine months ended June 30, 2017, we recorded an unrealized loss on the interest rate swaps (net of taxes and reclassifications into income) of $0.4 million, which was recorded in other comprehensive income. As of June 30, 2017, $1.3 million in unrealized losses were expected to be realized and recognized in income within the next twelve months.

Foreign Currency Risk

We may be adversely affected by foreign exchange rate fluctuations since we conduct our business on an international basis in multiple currencies. A portion of our sales and costs of sales are denominated in currencies other than the functional currency of our subsidiaries, exposing us to currency transaction risk.  Additionally, because we report our consolidated results in USD, the results of operations and the financial position of our local international operations, which are generally reported in the relevant local currencies, are translated into USD at the applicable exchange rates for inclusion in our condensed consolidated financial statements, exposing us to currency translation risk.  Further, we have exposure to foreign exchange fluctuations arising from the remeasurement of certain foreign operations where the USD is the functional currency but accounting records are kept in local currency. In this respect, we are vulnerable to currency remeasurement gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other when remeasured into USD.

We currently do not utilize financial derivatives to manage our foreign currency risk, but we continue to monitor our exposure to foreign currency risk, employ operational strategies where practical and may consider utilizing financial derivatives in the future to mitigate losses associated with these foreign currency risks.

Included in our condensed consolidated statements of operations for the nine months ended June 30, 2017 is a $1.2 million net loss related to foreign exchange rate fluctuations, including $0.8 million in net remeasurement gains. The most significant currency exposures during this period were to the RMB, CAD and the Peso versus the USD. These currencies fluctuated to various degrees but such fluctuations did not exceed approximately 5% from their respective values since September 30, 2016. Assuming the same directional fluctuations as occurred during the nine months ended June 30, 2017, a hypothetical 10.0% weakening/strengthening in the average exchange rates of these currencies from that date would have generated a net loss/gain of $4.0 million in our condensed consolidated statements of operations for the nine months ended June 30, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings that, if determined adversely against us, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

In July 2014, Ashland filed a lawsuit -- Ashland Inc. v. Nexeo Solutions, LLC, Case No. N14C-07-243 JTV CCLD, in the Superior Court for the State of Delaware in and for New Castle County. In the suit, Ashland seeks a declaration that Solutions is obligated to indemnify Ashland for losses Ashland incurs pertaining to the Other Retained Remediation Liabilities, up to the amount of a $5.0 million deductible, which Ashland contends applies pursuant to the ADA Purchase Agreement. Ashland further alleges that Solutions has breached duties related to that agreement by not having so indemnified Ashland for amounts Ashland has incurred for the Other Retained Remediation Liabilities at sites where Ashland disposed of wastes prior to the Ashland Distribution Acquisition, and on that basis seeks unspecified compensatory damages, costs and attorney’s fees. On June 21, 2017 the Company’s Motion for Summary Judgment in this lawsuit was granted. Ashland appealed the ruling on July 20, 2017. The Company will continue to vigorously defend the lawsuit on appeal.

In April and November 2011, two local unions each filed an unfair labor practice charge against us with the NLRB, alleging that we should be considered a successor of Ashland and, as such, we were obligated to bargain to agreement or impasse with the unions before changing the employment terms that were in effect before commencing operations, including continuing to cover employees under the union-affiliated multi-employer pension plans in which the employees participated as employees of the Distribution Business.  In November 2011, the NLRB filed a complaint against us with respect to both cases, and a consolidated hearing was held before an administrative law judge in April and May of 2012.  On June 28, 2012, the NLRB administrative law judge found substantially in our favor, holding that we were not obligated to continue to cover employees in the multi-employer pension plans.  We reached a settlement with one of the unions resulting in a collective bargaining agreement that keeps the employees in our 401(K) plan.  The NLRB approved that settlement and, in May of 2014, dismissed the case with respect to that local union.  We reached a settlement with the remaining union, which also resulted in a collective bargaining agreement keeping the employees in our 401(K) plan, which was approved by the NLRB on June 19, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the three months ended June 30, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

June 9, 2017	9,576	$8.69	—	—
Total	9,576	$8.69	—	—

(1) Shares transferred to the Company to satisfy the officers’ and employees’ tax withholding obligations in connection with the vesting of the TPG Restricted Stock Grants.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nexeo Solutions, Inc.

August 9, 2017	By:	/s/ Ross J. Crane
Ross J. Crane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

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