Form 10-Q
period 2017-12-31
Nexeo Solutions, Inc.
filed 2018-02-08
CIK 1604416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
or
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

As of February 2, 2018, there were 89,741,309 shares of the Company’s common stock outstanding.

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

ADA Purchase Agreement	The Ashland Distribution Acquisition purchase agreement
ASC	The FASB Accounting Standards Codification
Ashland	Ashland Global Holdings Inc. and its subsidiaries
ASU	Accounting Standards Update issued by the FASB
Blocker	TPG Accolade Delaware, L.P.
Blocker Merger	The merger of Blocker Merger Sub into Blocker on June 9, 2016, immediately following the Company Merger, with Blocker continuing as the surviving entity
Blocker Merger Sub	Neon Acquisition Company LLC, which was a wholly-owned subsidiary of WLRH at the time of the Blocker Merger
Business Combination	The business combination between WLRH and Holdings pursuant to the Merger Agreement, which was consummated on the Closing Date
CAD	Canadian dollar
Canadian Tranche	Canadian tranche of the ABL Facility
Closing Date	June 9, 2016
Company / Successor	Nexeo Solutions, Inc. (f/k/a WL Ross Holding Corp.) and its consolidated subsidiaries
Company Merger	The merger of Company Merger Sub with and into Holdings consummated on June 9, 2016, with Holdings continuing as the surviving entity
Company Merger Sub	Neon Holding Company LLC, which was a wholly-owned subsidiary of WLRH at the time of the Company Merger
Credit Facilities	The ABL Facility and the Term Loan Facility, collectively
Deferred Cash Consideration
The deferred payment to be made in cash to the Selling Equityholders pursuant to the Merger Agreement, where such deferred cash payments will generally be in an amount equal to the Company’s prevailing stock price at the time that the Company pays such deferred cash payments multiplied by the number of Excess Shares or as otherwise set forth in the Merger Agreement

Distribution Business	The global distribution business purchased by the Predecessor from Ashland
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
EMEA	Europe, Middle East and Africa
ERP	Enterprise resource planning
Excess Shares	The 5,178,642 shares of Company common stock used to calculate the Deferred Cash Consideration payable to the Selling Equityholders pursuant to the Merger Agreement
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FILO Tranche	$30.0 million tranche within the ABL Facility for non-Canadian foreign subsidiaries to issue loans and letters of credit
Founder Shares	The 12,506,250 shares of Company common stock issued to the Sponsor at the time of the IPO
GDP	Gross domestic product
Holdings	Nexeo Solutions Holdings, LLC

IPO	The initial public offering of WLRH, consummated on June 11, 2014
Merger Agreement	Agreement and Plan of Merger, as amended, by and among WLRH, Blocker Merger Sub, Company Merger Sub, Holdings, Blocker, and New Holdco dated as of March 21, 2016
Mergers	The Company Merger and the Blocker Merger, collectively
Montgomery Lease	The Company’s leased facility in Montgomery, Illinois commencing in the first fiscal quarter of 2017
NASDAQ	NASDAQ Stock Market
New Holdco	Nexeo Holdco, LLC
NLRB	U.S. National Labor Relations Board
Other Retained Remediation Liabilities
Under the ADA Purchase Agreement, Ashland agreed to retain other environmental remediation liabilities unknown at the closing of the Ashland Distribution Acquisition related to the Distribution Business for which Ashland receives notice prior to the fifth anniversary of the closing

Peso	Mexican peso
Predecessor	Holdings and its subsidiaries for the periods prior to the Closing Date
PSLRA	U.S. Private Securities Litigation Reform Act of 1995
PSU	Performance share unit issued under the 2016 LTIP
RCRA	U.S. Resource Conservation and Recovery Act
Retained Remediation Liabilities	Under the ADA Purchase Agreement, collectively, the Retained Specified Remediation Liabilities and the Other Retained Remediation Liabilities
RMB	Chinese renminbi
RSU	Restricted stock unit issued under the 2016 LTIP
Ryder	Ryder Truck Rental, Inc.
Ryder Lease	Lease agreement entered into by and between the Predecessor and Ryder in May 2015 for certain transportation equipment
SAFE	People’s Republic of China State Administration of Foreign Exchange
SEC	U.S. Securities and Exchange Commission
Secured Net Leverage Ratio	The ratio of Consolidated Total Indebtedness divided by EBITDA (terms as defined in the Term Loan Facility agreement)
Securities Act	U.S. Securities Act of 1933, as amended
Selling Equityholders	The holders of equity interests in Holdings (other than Blocker) and the holders of equity interests in Blocker, in each case, as of the time immediately prior to the Business Combination
Solutions	Nexeo Solutions, LLC
Sponsor	WL Ross Sponsor LLC, the sponsor entity of WLRH prior to the Business Combination
Sub Holding	Nexeo Solutions Sub Holding Corp.
Tax Act	The comprehensive tax legislation enacted by the U.S. government on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act.
Term Loan Facility
Term loan credit facility pursuant to that certain credit agreement by and among Holdings, Solutions, Sub Holding, Bank of America, N.A., as administrative and collateral agent, the other agents party thereto and the lenders party thereto

TLB Amendment No. 2	The amendment to the Term Loan Facility dated December 19, 2017
TPG	TPG Capital, L.P. together with its affiliates, including TPG Accolade
TPG Accolade	TPG Accolade, L.P.
TPG Restricted Stock Grants	Restricted stock agreements entered into between TPG and certain of the Company’s officers and employees
TRA	The Tax Receivable Agreement entered into in connection with the Business Combination, by and between the Company and the Selling Equityholders, dated as of June 9, 2016

Ultra Chem Acquisition	The April 3, 2017 acquisition of the equity interests of the Mexico City, Mexico based chemicals distribution business of the Ultra Chem Group pursuant to the Ultra Chem Stock Purchase Agreement
Ultra Chem Closing Date	April 3, 2017
Ultra Chem Group	The Mexico City, Mexico based chemicals distribution business of Ultra Chem, S. de R.L. de C.V. and its related entities
Ultra Chem Stock Purchase Agreement	The Stock Purchase Agreement dated March 9, 2017 related to the purchase of the equity interests of Ultra Chem Group
U.S.	United States of America
USD	U.S. Dollar
U.S. GAAP	U.S. Generally accepted accounting principles
U.S. Tranche	U.S. Tranche of the ABL Facility
WLRH	WL Ross Holding Corp.

Forward-Looking Statements

Certain information and statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the PSLRA codified at Section 27A of the Securities Act, and Section 21E of the Exchange Act. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “could,” “would” and similar expressions. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties, and we urge you not to place undue reliance on any forward-looking statements, which reflect management’s current expectations and assumptions about future events, and which are based on currently available information as to the timing and outcome of future events. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the section captioned “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the SEC on December 7, 2017.

These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Unless otherwise indicated or the context otherwise requires, comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Our future results will depend upon various other risks and uncertainties, including those described in the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the SEC on December 7, 2017. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

PART I
Item 1. Financial Statements

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in millions, except share amounts and par value)

	December 31, 2017	September 30, 2017
Current Assets
Cash and cash equivalents	$41.4	$53.9
Accounts and notes receivable (net of allowance for doubtful accounts of $2.2 million as of December 31, 2017 and September 30, 2017)	562.0	597.4
Inventories	367.2	315.5
Income taxes receivable	3.2	3.4
Other current assets	21.3	19.8
Total current assets	995.1	990.0

Non-Current Assets
Property, plant and equipment, net	306.8	316.1
Goodwill	703.9	703.0
Other intangible assets, net of amortization	224.8	231.5
Deferred income taxes	2.3	2.3
Other non-current assets	11.6	10.6
Total non-current assets	1,249.4	1,263.5
Total Assets	$2,244.5	$2,253.5

Current Liabilities
Short-term borrowings, current portion of long-term debt and capital lease obligations	$48.4	$51.1
Accounts payable	325.1	384.2
Accrued expenses and other liabilities	45.8	58.4
Due to related party pursuant to contingent consideration obligations	8.5	12.5
Income taxes payable	3.0	3.2
Total current liabilities	430.8	509.4

Non-Current Liabilities
Long-term debt and capital lease obligations, less current portion, net	852.6	794.0
Deferred income taxes	33.9	34.9
Due to related party pursuant to contingent consideration obligations	108.9	127.7
Other non-current liabilities	9.5	9.9
Total non-current liabilities	1,004.9	966.5
Total Liabilities	1,435.7	1,475.9

Commitments and Contingencies (see Note 13)

Equity
Preferred stock, $0.0001 par value (1,000,000 shares authorized, none issued and outstanding as of December 31, 2017 and September 30, 2017)	—	—
Common stock, $0.0001 par value (300,000,000 shares authorized; 89,753,662 shares issued and 89,741,309 shares outstanding as of December 31, 2017 and 89,353,641 shares issued and 89,344,065 shares outstanding as of September 30, 2017)	—	—
Additional paid-in capital	766.1	764.4
Retained earnings	31.3	4.8
Accumulated other comprehensive income	11.5	8.5
Treasury stock, at cost: 12,353 and 9,576 shares as of December 31, 2017 and September 30, 2017	(0.1)	(0.1)
Total equity	808.8	777.6
Total Liabilities and Equity	$2,244.5	$2,253.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in millions, except share and per share data)

	Three Months Ended December 31,
	2017	2016
Sales and operating revenues	$929.6	$794.8
Cost of sales and operating expenses	822.7	710.4
Gross profit	106.9	84.4
Selling, general and administrative expenses	84.8	74.5
Transaction related costs	0.1	0.8
Change in fair value of contingent consideration obligations	(18.6)	10.6
Operating income (loss)	40.6	(1.5)
Other income, net	0.1	2.4
Interest income (expense)
Interest income	0.1	0.1
Interest expense	(13.0)	(12.0)
Net income (loss) before income taxes	27.8	(11.0)
Income tax expense (benefit)	1.3	(2.7)
Net income (loss) attributable to Nexeo Solutions, Inc.	$26.5	$(8.3)

Net income (loss) per share available to common stockholders
Basic	$0.35	$(0.11)
Diluted	$0.34	$(0.11)
Weighted average number of common shares outstanding
Basic	76,793,518	76,746,168
Diluted	77,139,236	76,746,168

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended December 31,
	2017	2016
Net income (loss)	$26.5	$(8.3)
Unrealized foreign currency translation gain (loss), net of tax (1)	1.1	(12.7)
Unrealized gain on interest rate hedges, net of tax	1.9	—
Other comprehensive income (loss), net of tax	3.0	(12.7)
Total comprehensive income (loss), net of tax attributable to Nexeo Solutions, Inc.	$29.5	$(21.0)

(1) Tax effects are not material.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
(Unaudited, in millions, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at September 30, 2017	89,344,065	$—	9,576	$(0.1)	$764.4	$4.8	$8.5	$777.6
Issuance of restricted stock	415,867	—	—	—	—	—	—	—
Vesting of restricted stock units	8,162	—	—	—	—	—	—	—
Forfeiture of restricted stock award	(24,008)	—	—	—	—	—	—	—
Shares associated with employee tax withholding for vesting of certain equity awards	(2,777)	—	2,777	—	—	—	—	—
Equity-based compensation	—	—	—	—	1.7	—	—	1.7
Comprehensive income:
Net income	—	—	—	—	—	26.5	—	26.5
Other comprehensive income	—	—	—	—	—	—	3.0	3.0
Balance at December 31, 2017	89,741,309	$—	12,353	$(0.1)	$766.1	$31.3	$11.5	$808.8

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at September 30, 2016	89,286,936	$—	—	$—	$758.9	$(9.6)	$(4.5)	$744.8
Equity-based compensation	—	—	—	—	1.4	—	—	1.4
Comprehensive loss:				—
Net loss	—	—	—	—	—	(8.3)	—	(8.3)
Other comprehensive loss	—	—	—	—	—	—	(12.7)	(12.7)
Balance at December 31, 2016	89,286,936	$—	—	$—	$760.3	$(17.9)	$(17.2)	$725.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Three Months Ended December 31,
	2017	2016
Cash flows from operations
Net income (loss)	$26.5	$(8.3)
Adjustments to reconcile to cash flows from operations:
Depreciation and amortization	19.5	16.8
Debt issuance costs amortization, debt issuance costs write-offs and original issue discount amortization	1.1	1.0
Provision for bad debt	0.3	(0.4)
Deferred income taxes	(1.8)	(4.3)
Equity-based compensation expense	1.7	1.4
Change in fair value of contingent consideration obligations	(18.6)	10.6
Gain on sale of property and equipment	—	0.1
Gain related to reimbursements of certain capital expenditures incurred	—	(2.5)
Changes in assets and liabilities:
Accounts and notes receivable	36.9	15.2
Inventories	(50.5)	10.1
Other current assets	(1.6)	(0.6)
Accounts payable	(60.8)	(38.6)
Accrued expenses and other liabilities	(12.6)	(9.7)
Changes in other operating assets and liabilities, net	0.7	(0.6)
Net cash used in operating activities	(59.2)	(9.8)
Cash flows from investing activities
Additions to property and equipment	(4.1)	(6.6)
Proceeds from the disposal of property and equipment	0.6	—
Proceeds from reimbursement of certain capital expenditures incurred	—	2.8
Cash paid for asset acquisition	—	(5.1)
Net cash used in investing activities	(3.5)	(8.9)
Cash flows from financing activities
Cash paid to TPG related to TRA	(4.2)	—
Proceeds from short-term debt	27.9	15.9
Repayments of short-term debt	(31.6)	(14.3)
Proceeds from issuance of long-term debt	231.7	165.1
Repayments of long-term debt and capital lease obligations	(172.9)	(161.4)
Payment of debt issuance costs	(0.8)	—
Net cash provided by financing activities	50.1	5.3
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.8)
Decrease in cash and cash equivalents	(12.5)	(14.2)
Cash and cash equivalents at the beginning of the period	53.9	47.5
Cash and cash equivalents at the end of the period	$41.4	$33.3
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14.0	$11.1
Cash paid during the period for taxes (net of refunds)	$1.6	$0.7
Supplemental disclosure of non-cash investing activities:
Non-cash capital expenditures	$1.4	$16.4
Non-cash intangible assets acquired	$—	$3.4
Supplemental disclosure of non-cash financing activities:
Non-cash capital lease obligations, net	$—	$13.4

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, currencies in millions, except per share amounts)

1. Basis of Presentation and Nature of Operations

Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. As such, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as disclosed herein) considered necessary for a fair statement have been included. Results of operations for the three months ended December 31, 2017 are not necessarily indicative of results to be expected for the fiscal year ending September 30, 2018. Quarterly financial data should be read in conjunction with the consolidated financial statements and accompanying notes for the fiscal year ended September 30, 2017 included in the Company's Annual Report on Form 10-K filed with the SEC on December 7, 2017.

           The consolidated financial data as of September 30, 2017 presented in these unaudited condensed consolidated financial statements were derived from the Company’s audited consolidated financial statements, but do not include all disclosures required by U.S. GAAP.

Nature of Operations

The Company is a global distributor of chemicals products in North America and Asia and a global distributor of plastics in North America, EMEA and Asia. In North America, primarily in the U.S., the Company provides on-site and off-site environmental services, including waste collection, recovery, disposal services and recycling. The Company offers its customers products used in a broad cross-section of end markets including household, industrial and institutional, lubricants, performance coatings (including architectural coatings, adhesives, sealants and elastomers), automotive, healthcare, personal care, oil and gas and construction. In connection with the distribution of chemicals products, the Company provides value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development.

2. Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU require an entity to measure inventory at the lower of cost or net realizable value, whereas guidance previously required an assessment of market value of inventory, with different possibilities for determining market value. This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, and early adoption is permitted. The Company adopted this standard as of October 1, 2017, and it did not have a material effect on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance simplifies several aspects of accounting for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The Company adopted this standard as of October 1, 2017 and it did not have a material effect on the Company’s financial position or results of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718). This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modified award. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications.  The amendments in this ASU will be applied prospectively to awards modified on or after the adoption date. The Company adopted this standard as of October 1, 2017 and it did not have a material effect on the Company’s financial position or results of operations.

New Accounting Pronouncements Not Yet Adopted

The Company continues the evaluation of the potential effects on its financial position or results of operations of the accounting pronouncements disclosed in its consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the SEC on December 7, 2017, including ASU 2014-09, Revenue from Contracts with Customers, and ASU 2016-02, Leases. With regards to ASU 2014-09, the Company continues to work on the identification, design and implementation of changes to its accounting systems, policies and internal controls to support the recognition and disclosure requirements under the new revenue recognition standard. The Company expects to utilize the modified retrospective method of adoption by recognizing the cumulative effect of the adoption change as an adjustment to beginning of period retained earnings for the first quarter of fiscal 2019.

3. Acquisitions

Ultra Chem Acquisition

On April 3, 2017, the Company completed the Ultra Chem Acquisition for $56.7 million, net of cash acquired of $0.5 million, pursuant to the Ultra Chem Stock Purchase Agreement.  Of the purchase price, $9.7 million may remain in escrow for a period of up to five years and relates to indemnification obligations under the Ultra Chem Stock Purchase Agreement. The escrow amount will be released pursuant to the terms of the Ultra Chem Stock Purchase Agreement and related documentation. The Ultra Chem Acquisition was financed with approximately $58.0 million of borrowings under the ABL Facility. There is no contingent consideration related to the Ultra Chem Acquisition.

Preliminary Purchase Price Allocation

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

Transaction costs incurred by the Company associated with the Ultra Chem Acquisition were approximately $0.1 million during the three months ended December 31, 2017, and there were no transaction costs incurred by the Company associated with the Ultra Chem Acquisition during the three months ended December 31, 2016.

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

Other Current Assets

Other current assets consisted primarily of prepaid expenses and did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value. Other current assets also include indemnification assets recorded in connection with the recognition of tax-related contingent liabilities assumed. The indemnification assets represent the reimbursement the Company would reasonably expect to receive from funds initially held in escrow pursuant to the purchase agreement if the liabilities were asserted by the relevant tax authority.

Property and Equipment

Property and equipment acquired consists primarily of leasehold improvements, computer and office equipment as well as furniture and fixtures. The preliminary purchase price allocation for property and equipment was based on the carrying value of such assets as it was determined to approximate fair value. The Company's assessment of fair value of the property and equipment is preliminary and will be completed within twelve months of the Ultra Chem Closing Date.

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

Other Non-Current Assets

Other non-current assets acquired represented certain long-term deposits and other assets, which did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value. Other non-current assets also included indemnification assets recorded in connection with the recognition of tax-related contingent liabilities assumed, and the expected value of certain assets pledged as a guarantee to the Ultra Chem Group in connection with transactions with a particular customer. The indemnification assets represent the reimbursement the Company reasonably expects to receive from funds initially held in escrow pursuant to the purchase agreement if the related liabilities were asserted by the relevant tax authority.

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

Impact of the Ultra Chem Acquisition on the Company’s Condensed Consolidated Financial Information

For the three months ended December 31, 2017, the Company’s consolidated sales and operating revenues and net income include $20.6 million and $0.1 million, respectively, related to the operations of the acquired business.

Asset Acquisitions

In December 2016, the Company acquired customer contracts and a customer list. Additionally, in connection with this transaction, the Company entered into a supply agreement and a licensing agreement granting the Company the non-exclusive use of a certain trademark. The total consideration associated with this transaction was $8.5 million, of which $5.1 million was paid at closing. Of the remaining consideration, the Company paid $1.7 million in January 2018 and the remaining $1.7 million will be paid in January 2019. At December 31, 2017, these amounts are included in Accrued expenses and other liabilities and Other non-current liabilities, respectively, on the Company’s condensed consolidated balance sheet. In connection with this transaction, the Company recognized intangible assets totaling $8.5 million which are included in Other intangible assets, net of amortization on the Company’s condensed consolidated balance sheets. The acquired intangible assets will be fully amortized over estimated useful lives ranging between 10 and 13 years.

Unaudited Consolidated Pro Forma Financial Information

The unaudited consolidated pro forma results presented below include the effects of the Ultra Chem Acquisition as if it had occurred as of October 1, 2015, the beginning of the fiscal year prior to the date the Ultra Chem Acquisition occurred.  The unaudited consolidated pro forma results reflect certain adjustments related to this acquisition, primarily reflecting a full period of Ultra Chem Group’s results of operations for each period presented, amortization expense associated with estimates for the acquired intangible assets, the effects of inventory step up from the acquisition, transaction costs, interest expense and income taxes.

The unaudited consolidated pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the Ultra Chem Acquisition occurred on October 1, 2015.

	Three Months Ended December 31,
	2017	2016
Sales and operating revenues	$929.6	$811.8
Operating income (loss)	$40.7	$(0.6)
Net income (loss) from continuing operations	$26.6	$(7.9)
Net income (loss)	$26.6	$(7.9)
Basic net income (loss) per share	$0.35	$(0.10)
Diluted net income (loss) per share	$0.34	$(0.10)

Pro forma weighted average number of common shares outstanding
Basic	76,793,518	76,746,168
Diluted	77,139,236	76,746,168

4. Certain Balance Sheet Information

Cash and Cash Equivalents

Cash and cash equivalents were $41.4 million as of December 31, 2017 and $53.9 million as of September 30, 2017. These amounts included the following:

	December 31, 2017	September 30, 2017
Cash held by foreign subsidiaries	$37.1	$36.8
Non-USD denominated currency held by foreign subsidiaries	$27.7	$31.1
Currency denominated in RMB	$7.8	$8.5

Non-USD denominated currency held by foreign subsidiaries was primarily in euros and RMB. While the RMB is convertible into USD, foreign exchange transactions are subject to approvals from SAFE. The Company does not anticipate any significant adverse impact to overall liquidity from potential limitations on the transfer or conversion of cash and cash equivalents.

Inventories

Inventories at December 31, 2017 and September 30, 2017 consisted of the following:

	December 31, 2017	September 30, 2017
Finished products	$362.5	$310.6
Supplies	4.7	4.9
Total	$367.2	$315.5

The Company’s inventories in the U.S. and Canada are collateral under the Credit Facilities.

Other Non-Current Assets

Other non-current assets at December 31, 2017 and September 30, 2017 consisted of the following:

	December 31, 2017	September 30, 2017
Debt issuance costs of the ABL Facility	$4.8	$5.1
Indemnification receivable	1.4	1.4
Deposits	2.7	2.8
Interest rate swap	1.9	0.3
Other	0.8	1.0
Total	$11.6	$10.6

Other non-current assets as of December 31, 2017 includes approximately $1.4 million of assets related to indemnification assets associated with the recognition of tax-related contingent liabilities assumed and $0.7 million for the expected value of certain assets pledged as a guarantee to the Ultra Chem Group in connection with transactions with a particular customer. The purchase price allocation of the Ultra Chem Acquisition is preliminary and the initial fair value assessments of these items may change within the twelve month measurement period. See Note 3.

Amortization of debt issuance costs related to the ABL Facility recorded in Interest expense in the condensed consolidated statements of operations was $0.3 million for the three months ended December 31, 2017 and December 31, 2016.

Due to Related Party Pursuant to Contingent Consideration Obligations

Contingent Consideration - Deferred Cash Consideration

The contingent consideration associated with the Deferred Cash Consideration will be an amount in cash equal to the prevailing price of the Company’s common stock at the time that the Company pays such deferred cash payment multiplied by the number of Excess Shares (5,178,642 Excess Shares as of December 31, 2017).  Based on the terms of the Excess Shares, certain circumstances require the Company to pay all or a portion of the Deferred Cash Consideration to the Selling Equityholders, where such cash amount is calculated as set forth in the Merger Agreement, including (i) where the volume weighted average trading price of the Company’s common stock for any period of 20 trading days in any 30 trading day period exceeds $15.00 per share, and (ii) if any Excess Shares remain on June 30, 2021. If any Excess Shares remain on June 30, 2021, the Company must elect to either (i) within five business days of such date, pay the Selling Equityholders an amount in cash equal to the product of the number of remaining Excess Shares multiplied by the volume weighted-average trading price for the 20 trading day period immediately preceding such date or (ii) use reasonable best efforts to sell such shares to a third party in a primary offering and pay the gross proceeds thereof (less any underwriting discounts and commissions) to the Selling Equityholders. However, to the extent the number of shares issued in such offerings does not equal the full amount of Excess Shares remaining at the time of the offering, the Company’s obligations with respect to any remaining Excess Shares, including the obligation to continue to complete any necessary additional offerings, shall continue.

In order to estimate the fair value of the Deferred Cash Consideration, the Company estimates the value of the Excess Shares using a Monte Carlo simulation model. The estimated fair value of the Deferred Cash Consideration liability was $45.2 million and $35.1 million as of December 31, 2017 and September 30, 2017, respectively. See Note 9.

Contingent Consideration - TRA

Concurrent with the completion of the Business Combination, the Company incurred the liability for contingent consideration related to the TRA, which reflects amounts owed to the Selling Equityholders. This liability generally provides for the payment by the Company to the Selling Equityholders of 85% of the net cash savings, if any, in U.S. federal, state and local income taxes that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing Date as a result of (i) certain increases in tax basis resulting from the Company Merger, (ii) certain tax attributes of Holdings existing prior to the Mergers, (iii) net operating losses and certain other tax attributes of Blocker available to the Company as a result of the Blocker Merger and (iv) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments the Company makes under the TRA. The Company will retain the benefit of the remaining 15% of the net cash savings, if any. The Company estimated the fair value of the TRA liability based on a discounted cash flow model which incorporates assumptions of projected taxable income, projected income tax liabilities and an estimate of tax benefits expected to be realized as a result of the Business Combination. The current undiscounted cash flows associated with the TRA liability were estimated to be approximately $134.0 million over the time period during which the tax benefits are expected to be realized, currently estimated at over 20 years. The estimated fair value of the TRA liability is $72.2 million and $105.1 million as of December 31, 2017 and September 30, 2017, respectively. See Note 9. The decrease in the liability is reflective of the provisional impact associated with the Tax Act enacted in December 2017 (see Note 15), which lowers the Company’s projected income tax liabilities, the estimate of tax benefits expected to be realized as a result of the Business Combination and the ultimate amount expected to be paid by the Company to the Selling Equityholders.

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

5. Property, Plant and Equipment

Property, plant and equipment at December 31, 2017 and September 30, 2017 consisted of the following:

	December 31, 2017	September 30, 2017
Land	$51.0	$51.0
Plants and buildings(1)	107.1	106.5
Machinery and equipment (2)	153.5	152.8
Software and computer equipment	63.9	63.3
Construction in progress	6.0	5.0
Total	381.5	378.6
Less accumulated depreciation (3)	(74.7)	(62.5)
Property, plant and equipment, net	$306.8	$316.1

(1) Includes $13.7 million related to facilities acquired under capital leases.
(2) Includes $27.2 million related to equipment acquired under capital leases.
(3) Includes $5.8 million and $4.9 million, respectively, related to facilities and equipment acquired under capital leases.

Depreciation expense recognized on the property, plant and equipment described above was as follows:

	Three Months Ended December 31,
	2017	2016
Depreciation expense	$12.6	$11.2

Included in the carrying value of property, plant and equipment in the Company’s condensed consolidated balance sheets are certain closed facilities located in the U.S., which collectively have a carrying value of $1.1 million as of December 31, 2017 and September 30, 2017. The facilities do not currently meet the criteria for held-for-sale classification; accordingly, they remain classified as held and used.

During the fourth quarter of fiscal year 2017, the Company entered into a purchase agreement to buy land currently leased at one of the Company's distribution centers. The purchase is expected to be finalized during the first half of fiscal year 2019 for approximately $10.8 million.

Facility Lease

As a result of the sale in September 2016 of the Company’s Franklin Park facility to the Illinois Tollway Authority under an eminent domain proceeding, the Company relocated operations to a new leased facility in Montgomery, Illinois. During the three months ended December 31, 2016, the Company recorded a gain of $2.5 million related to capital expenditures incurred in connection with the relocation and reimbursed by the Illinois Tollway Authority, which is included in Other Income on the condensed consolidated statement of operations.

6. Goodwill and Other Intangibles

Goodwill

The following is a progression of goodwill by reportable segment:

	Chemicals	Plastics	Other	Total
Balance at September 30, 2017	$362.8	$276.7	$63.5	$703.0
Foreign currency translation	—	0.9	—	0.9
Balance at December 31, 2017	$362.8	$277.6	$63.5	$703.9

Goodwill amounts by reportable segment at December 31, 2017 include the preliminary allocation of the purchase consideration of the Ultra Chem Acquisition as of the Ultra Chem Closing Date. Accordingly, the amounts allocated to goodwill from the Ultra Chem Acquisition are subject to adjustments to reflect the completion of the purchase price allocation, which will be completed within twelve months of the Ultra Chem Closing Date and could have a material impact on total goodwill and goodwill for the Chemicals reportable segment. See Note 3.

Goodwill Impairment Test

Goodwill is tested for impairment annually as of March 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, or operating segment, for the Company. The Company performed an impairment test as of September 30, 2017, and concluded that goodwill was not impaired. For purposes of the impairment testing of the Company's recognized goodwill, fair value measurements are determined using the income approach, based largely on inputs that are not observable to active markets, which would be deemed Level 3 fair value measurements as defined in Note 9.

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

Other Intangible Assets

Definite-lived intangible assets at December 31, 2017 and September 30, 2017 consisted of the following:

		December 31, 2017			September 30, 2017
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	5-13	$234.9	$(28.8)	$206.1	$234.6	$(23.7)	$210.9
Supplier-related	10	1.5	(0.2)	1.3	1.5	(0.1)	1.4
Trade name	2-10	22.3	(8.4)	13.9	22.3	(7.0)	15.3
Below-market leases	1-7	0.7	(0.4)	0.3	0.7	(0.3)	0.4
Non-compete agreements	3-10	4.2	(1.0)	3.2	4.2	(0.7)	3.5
Total		$263.6	$(38.8)	$224.8	$263.3	$(31.8)	$231.5

Amortization expense recognized on the intangible assets described above was as follows:

	Three Months Ended December 31,
	2017	2016
Amortization expense	$6.9	$5.6

7. Debt

Short-term borrowings outstanding and the current portion of long-term debt and capital lease obligations at December 31, 2017 and September 30, 2017 are summarized below:

	December 31, 2017	September 30, 2017
Short-term borrowings	$38.0	$40.8
Current portion of long-term debt and capital lease obligations	10.4	10.3
Total short-term borrowings and current portion of long-term debt and capital lease obligations, net	$48.4	$51.1

Long-term debt outstanding at December 31, 2017 and September 30, 2017 is summarized below:

	December 31, 2017	September 30, 2017
ABL Facility	$200.2	$139.3
Term Loan Facility	645.2	646.9
Capital lease obligations (1)	37.0	37.5
Total long-term debt	882.4	823.7
Less: unamortized debt discount (2)	(2.6)	(2.7)
Less: debt issuance costs (3)	(16.8)	(16.7)
Less: current portion of long-term debt and capital lease obligations	(10.4)	(10.3)
Long-term debt and capital lease obligations, less current portion, net	$852.6	$794.0

(1)	Capital lease obligations exclude executory costs and interest payments associated with the underlying leases. See “Capital Lease Obligations” below.

(2)	The unamortized debt discount is related to the Term Loan Facility and amortized to interest expense over the life of the instrument using the effective interest rate method.

(3)	See discussion below under Term Loan Facility and Debt Issuance Cost Amortization.

Short-Term Borrowings

The Company’s short-term borrowings are associated with the Company’s operations in China and are summarized below:

	Facility Limit	Outstanding Borrowings Balance	Weighted Average Interest Rate on Borrowings	Outstanding LOC and Bankers’ Acceptance Bills	Remaining Availability
December 31, 2017
Bank of America - China (1)	$24.3	$24.2	4.4%	$—	$0.1
Bank of Communications - China (2)	23.1	13.8	5.4%	8.6	0.7
Total	$47.4	$38.0		$8.6	$0.8
September 30, 2017
Bank of America - China (1)	$24.3	$23.8	4.3%	$—	$0.5
Bank of Communications - China (2)	22.5	17.0	5.3%	5.3	0.2
Total	$46.8	$40.8		$5.3	$0.7

(1)
The borrowing limit of this facility is denominated in USD. This line of credit is secured by a standby letter of credit drawn on the ABL Facility covering at least 110% of the facility’s borrowing limit amount. Borrowings under the line of credit are payable in full within 12 months of the date of the advance. The Company has the ability to provide additional capacity under these lines of credit, if needed.

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

The weighted average interest rate on borrowings under the ABL Facility was 2.92% at December 31, 2017. The Company had the USD equivalent of $74.2 million in outstanding letters of credit under the ABL Facility at December 31, 2017. The collective credit availability under the U.S. and Canadian Tranches of the ABL Facility was the U.S. equivalent of $211.6 million at December 31, 2017. There was $5.0 million availability under the FILO Tranche at December 31, 2017. The ABL Facility matures on June 9, 2021.

Obligations under the ABL Facility are secured by a first priority lien on all ABL Facility first lien collateral, including eligible inventory and accounts receivable of the ABL Borrowers, and a second priority lien on all Term Loan Facility first lien collateral including outstanding equity interests of the Borrower and certain of the other subsidiaries of Holdings, in each case, subject to certain limitations; provided, that no ABL Facility first lien collateral or Term Loan Facility first lien collateral owned by the Canadian Borrower secure the obligations owing under the U.S. tranche of the ABL Facility. These accounts receivable and inventory totaled $664.6 million in the aggregate as of December 31, 2017.

As of December 31, 2017, the ABL Borrowers were in compliance with the covenants of the ABL Facility.

Term Loan Facility

The Term Loan Facility provides secured debt financing in an aggregate principal amount of up to $655.0 million and the right, at the Company’s option, to request additional tranches of term loans in an aggregate principal amount, when included with any incremental borrowings issued under the ABL Facility, of up to $175.0 million, plus unlimited additional amounts such that the aggregate principal amount of indebtedness outstanding at the time of incurrence does not cause the Secured Net Leverage Ratio, calculated on a pro forma basis, to exceed 4.1 to 1.0. Availability of such additional tranches of term loans is subject to the absence of any default and, among other things, the receipt of commitments by existing or additional financial institutions.

On December 19, 2017, the Company completed TLB Amendment No. 2 amending the Term Loan Facility. TLB Amendment No. 2 reduced the interest rate margin applicable to outstanding term loans by 50 basis points from 3.75% to 3.25% for LIBOR loans and from 2.75% to 2.25% for base rate loans. TLB Amendment No. 2 also provides for a soft call premium equal to 1% of the amount of the term loans that are subject to certain repricing transactions occurring on or prior to twelve months from the effective date of TLB Amendment No. 2. As a result of TLB Amendment No. 2, the Company paid debt issuance costs of $0.8 million during the three months ended December 31, 2017, which will be amortized throughout the remaining life of the Term Loan Facility.

The Company is required to make scheduled quarterly payments in an aggregate annual amount equal to 1.0% of the aggregate principal amount of the outstanding term loans as of the Closing Date of the TLB Amendment No. 2, with the balance due at maturity. The average interest rate for the Term Loan Facility was 5.03% at December 31, 2017. The Company amortized $0.1 million and $0.2 million of debt discount to interest expense during the three months ended December 31, 2017 and December 31, 2016, respectively. The Term Loan Facility matures on June 9, 2023.

Additionally, the Term Loan Facility requires the Company to make mandatory principal payments on an annual basis, commencing with the fiscal year ending September 30, 2017, if cash flows for the year, as defined in the Term Loan Facility, exceed certain levels specified in the Term Loan Facility. The Company was not required to make such mandatory principal payment for the fiscal year ended September 30, 2017. The Company generally has the right to prepay loans in whole or in part, without incurring any penalties for early payment.

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

As of December 31, 2017, the Company was in compliance with the covenants of the Term Loan Facility.

Debt Issuance Cost Amortization

Amortization expense included in interest expense related to debt issuance costs of the Term Loan Facility was $0.7 million and $0.5 million for the three months ended December 31, 2017 and December 31, 2016, respectively.

Capital Lease Obligations

The capital lease obligation balance of $37.0 million as of December 31, 2017 is primarily associated with the Ryder Lease and the Montgomery Lease. The Ryder Lease obligation excludes decreasing annual interest payments ranging from $0.9 million to $0.1 million, for aggregate interest payments totaling $3.5 million. The Montgomery Lease obligation excludes decreasing annual interest payments ranging from $1.0 million to $0.1 million, for aggregate interest payments of $13.4 million. See Note 5.

8. Derivatives

During the three months ended March 31, 2017, the Company entered into four interest rate swap agreements with a combined notional amount of $300.0 million to help mitigate interest rate risk related to the variable-rate Term Loan Facility. The swap agreements expire at various dates from February 2020 through March 2022 and are accounted for as cash flow hedges. Gains or losses resulting from changes in the fair value of the swaps are recorded in other comprehensive income. Gains and losses recorded in other comprehensive income are reclassified into and recognized in income when the interest expense on the Term Loan Facility is recognized.

Derivative assets and liabilities at December 31, 2017 and September 30, 2017 consisted of the following:

	Recorded to	December 31, 2017	September 30, 2017
Short-term derivative asset	Other current assets	$0.1	$—
Long-term derivative asset	Other non-current assets	$1.9	$0.3
Short-term derivative liability	Accrued expenses and other liabilities	$0.4	$1.1
Long-term derivative liability	Other non-current liabilities	$—	$0.2
Other Comprehensive Income(1)	Accumulated other comprehensive income	$1.9	$—
(1) Other Comprehensive Income for the fiscal year ended September 30, 2017 was less than $0.1 million

Gains and losses (net of reclassifications into income, including any ineffective portion) related to the interest rate swaps were as follows:

		Three Months Ended December 31,
	Recorded to	2017	2016
Realized loss	Interest expense	$0.4	$—
Unrealized gain, net of tax	Other comprehensive income	$1.9	$—

Unrealized losses related to the interest-rate swaps for the three months ended December 31, 2017 were net of a tax benefit impact of $0.6 million. At December 31, 2017, less than $0.1 million in unrealized gains were expected to be realized and recognized in income within the next twelve months. There were no derivative instruments outstanding as of December 31, 2016.

See Note 9 for additional information on the Company’s fair value of the derivative instruments.

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

The carrying values of borrowings outstanding under the Credit Facilities approximate fair value at December 31, 2017 and September 30, 2017, primarily due to their variable interest rate. The estimated fair value of these instruments is classified by the Company as a Level 3 measurement within the fair value hierarchy due to the varying interest rate parameters as outlined in the respective loan agreements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Contingent Consideration

The fair value of the contingent consideration related to the Deferred Cash Consideration as discussed in Note 4 was $45.2 million and $35.1 million as of December 31, 2017 and September 30, 2017, respectively. The increase in the liability was largely driven by the increase in the Company’s stock price. The measurement of the contingent consideration related to the Deferred Cash Consideration is classified by the Company as a Level 3 measurement within the fair value hierarchy. In order to estimate the fair value of the Deferred Cash Consideration, the Company estimates the value of the Excess Shares using a Monte Carlo simulation model with the market price of the Company’s common stock at each valuation date being a significant input to this model. Unobservable inputs to the valuation are the expected volatility during the applicable period as well as a marketability discount to reflect the illiquidity of the Excess Shares given their terms. An increase in the market price of the Company’s common stock has the same directional effect on the value of the liability related to the Deferred Cash Consideration. An increase in the volatility and marketability discount will lower the value of the liability related to the Deferred Cash Consideration.

The fair value of the liability for the contingent consideration related to the TRA as discussed in Note 4 was $72.2 million and $105.1 million as of December 31, 2017 and September 30, 2017, respectively. The decrease in the liability is reflective of the provisional impact associated with the Tax Act enacted in December 2017 (see Note 15), which lowers the Company’s projected income tax liabilities, the estimate of tax benefits expected to be realized as a result of the Business Combination and the ultimate amount expected to be paid by the Company to the Selling Equityholders. The liability for the contingent consideration related to the TRA is classified by the Company as a Level 3 measurement within the fair value hierarchy. The Company estimates the fair value of the liability for the contingent consideration related to the TRA based on a discounted cash flow model which incorporates assumptions of projected taxable income, projected income tax liabilities and an estimate of tax benefits expected to be realized as a result of the Business Combination. Key inputs to the valuation are prevailing tax rates and market interest rates impacting the discount rate. A 100 basis point increase in the discount rate compared to the discount rate used at the December 31, 2017 valuation would have resulted in a decrease of approximately $0.5 million in the value of the liability for the contingent consideration related to the TRA. Additionally, this cash flow model is sensitive to changes in prevailing tax rates. A 100 basis point increase in the tax rate compared to the tax rate used at the December 31, 2017 valuation would have resulted in an increase of approximately $2.3 million in the value of the liability for the contingent consideration related to the TRA.

Changes in the fair value of the contingent consideration obligations for the three months ended December 31, 2017 were as follows:

	TRA	Deferred Cash Consideration	Total Fair Value
Contingent consideration as of September 30, 2017	$105.1	$35.1	$140.2
Cash paid to TPG	(4.2)	—	(4.2)
Change in fair value of contingent consideration(1)	(28.7)	10.1	(18.6)
Contingent consideration as of December 31, 2017	$72.2	$45.2	$117.4
(1) Included in Operating income (loss) in the condensed consolidated statement of operations.

Significant changes in the estimates and inputs used in determining the fair value of the contingent consideration could have a material impact on the amounts recognized as a component of Operating income (loss) in future periods.

Interest Rate Swaps

The Company classifies interest rate swaps within Level 2. During the three months ended March 31, 2017, the Company entered into four interest rate swap agreements to help mitigate interest rate risk related to the variable-rate Term Loan Facility. The agreements expire at various dates through March 2022. At December 31, 2017, the Company recorded $0.1 million to Other current assets, $1.9 million in Other non-current assets and $0.4 million in Accrued expenses and other liabilities in the condensed consolidated balance sheet related to these instruments.

During the three months ended December 31, 2017 and 2016, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

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

During the three months ended December 31, 2017, the Company granted 193,667 PSUs to employees under the 2016 LTIP. These awards will vest on September 30, 2020, entitling the recipient to receive a certain number of shares of the Company’s common stock, based on the Company’s achievement of the performance goals included in the PSUs, which are based on a return on invested capital calculation. Depending on the calculation as of the vesting date, a recipient is entitled to receive between 0% and 200% of the initial award. The awards are accounted for as equity instruments, and the fair value of these awards was determined by the closing price of the Company's common stock on the date of grant.

During the fiscal years ended September 30, 2017 and 2016, the Company granted 212,000 and 1,557,500 PSU awards to employees, respectively, under the 2016 LTIP. The recipient can receive between 0% and 200% of the initial award, based on the Company’s total stockholder return during approximate three-year performance period, or a cumulative Adjusted EBITDA target if a specified total stockholder return is not met. The Company used the Monte Carlo simulation model to estimate the fair value of the PSU awards at the grant date, factoring in the market-based vesting condition and considering the probability of satisfying the various performance criteria. The resulting grant date fair value is recognized as expense on a straight-line basis from the grant date through the end of the performance period. The assumptions used in the Monte Carlo simulation model for PSUs included an expected stock price volatility between 35% and 40% based on a peer group of similar companies, an expected dividend yield of 0%, an expected term of two to three years, and a risk-free interest rate of between 0.9% and 1.3%.

The following table summarizes all PSU activity during the three months ended December 31, 2017:

	PSUs	Average Grant Date Fair Value Per Unit
Unvested PSUs at September 30, 2017	1,524,000	$8.92
Grants	193,667	7.50
Vested	—	—
Forfeited/Canceled	—	—
Unvested PSUs at December 31, 2017	1,717,667	$8.76

As of December 31, 2017, the Company may issue up to 3,435,334 shares of common stock related to the outstanding PSU awards described above under the 2016 LTIP. The PSU awards are accounted for as equity instruments, and the Company recognized compensation cost of $1.2 million and $1.1 million as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations for the three months ended December 31, 2017 and 2016, respectively, related to the PSUs. As of December 31, 2017, the outstanding PSUs had a weighted-average remaining contract life of 1.6 years. As of December 31, 2017, there was $7.7 million of total unrecognized compensation cost related to unvested PSUs.

In November 2017, the Company granted 415,867 shares of restricted stock to employees under the 2016 LTIP. The restricted stock awards vest equally on the anniversary of the grant date over a three year period provided that the recipients of such grants continue their employment with the Company. The awards are accounted for as equity instruments, and the fair value of the restricted stock awards was determined by the closing price of the Company's common stock on the date of grant. During the fiscal years ended September 30, 2017 and 2016, the Company granted restricted stock awards to certain of the Company’s non-employee directors under the 2016 LTIP that vest over a one year period from the date of grant.

The following table summarizes all restricted stock activity during the three months ended December 31, 2017:

	Shares of Restricted Stock	Average Grant Date Fair Value Per Unit
Restricted stock at September 30, 2017	77,458	$8.26
Grants	415,867	7.50
Vested	—	—
Forfeited/Canceled	(24,008)	8.20
Restricted stock at December 31, 2017	469,317	$7.59

The restricted stock awards are accounted for as equity instruments, and the Company recognized compensation expense of $0.3 million and $0.2 million as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations during the three months ended December 31, 2017 and 2016, respectively, related to the restricted stock. As of December 31, 2017, there was $3.0 million of total unrecognized compensation expense related to restricted stock, and a weighted average remaining life of 2.6 years.

During the fiscal year ended September 30, 2016, the TPG Restricted Stock Grants were awarded with respect to 100,000 shares of Company common stock owned by TPG. These awards vest in equal amounts over a three-year period provided that the recipients of such grants continue their employment with the Company. During the three months ended December 31, 2017, 11,673 shares were transferred back to TPG due to forfeiture. During the fiscal year ended September 30, 2017, 33,333 shares of these awards vested and 9,576 shares were transferred to the Company (reflected as treasury stock) to satisfy the officers’ and employees’ tax withholding obligations in connection with the vesting. The Company recognized compensation cost of $0.1 million as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations for each of the three months ended December 31, 2017 and 2016 related to these awards. As of December 31, 2017, there was $0.4 million of total unrecognized compensation cost related to these awards and a weighted average remaining life of 1.4 years. While these awards were not made pursuant to the 2016 LTIP, they constitute equity-based compensation and therefore will count against the 2016 LTIP's share reserve to the extent the awards vest.

During the three months ended December 31, 2017, the Company granted 999,492 stock options to employees under the 2016 LTIP. The awards vest in equal amounts over a three-year period provided that the recipients of such grants continue their employment with the Company. The Company used the Black-Scholes Merton model to estimate the fair value of the option awards at the grant date. The resulting grant date fair value is recognized as expense on a straight-line basis over the vesting period. The assumptions used in the Black-Scholes Merton model for the options included an expected term of six years, an expected stock price volatility of 35.0% based on a peer group of similar companies, an expected dividend yield of 0.0% and a risk-free interest rate of 2.1%.

The following table summarizes stock option activity during the three months ended December 31, 2017:

	Stock Options	Average Grant Date Fair Value Per Unit	Weighted Average Exercise Price
Stock Options at September 30, 2017	—	$—	$—
Grants	999,492	2.84	7.42
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Stock Options at December 31, 2017	999,492	$2.84	$7.42

The stock options are accounted for as equity instruments, and the Company recognized compensation expense of $0.1 million as a component of Selling, general and administrative expenses on the condensed consolidated statement of operations during the three months ended December 31, 2017 related to the restricted stock. As of December 31, 2017, there was $2.6 million of total unrecognized compensation expense related to stock options, and a weighted average remaining contractual life of 9.8 years. The outstanding stock options as of December 31, 2017 had an aggregate intrinsic value of $1.7 million. No stock options were exercisable as of December 31, 2017.

During the three months ended December 31, 2016, the Company granted certain employees a total of 28,000 RSUs under the 2016 LTIP that vest equally over a three-year period on the anniversary of the grant date provided the employee remains employed by the Company. Upon vesting, the recipients will receive a share of common stock in the Company for each RSU awarded. The fair value of these RSUs was determined based on the closing price of the Company’s stock on the grant date.

The following table summarizes RSU award activity during the three months ended December 31, 2017:

	RSUs	Average Grant Date Fair Value Per Unit
Unvested RSUs at September 30, 2017	24,500	$7.28
Grants	—	—
Vested	(8,162)	7.28
Forfeited/Canceled	—	—
Unvested RSUs at December 31, 2017	16,338	$7.28

The RSUs are accounted for as equity instruments, and the Company recognized compensation cost of less than $0.1 million as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations during the three months ended December 31, 2017 and 2016 related to the RSUs. During the three months ended December 31, 2017, 8,162 RSUs vested, and 2,777 shares were transferred to the Company (reflected as treasury stock) to satisfy the employees’ tax withholding obligations in connection with the vesting. As of December 31, 2017, there was $0.1 million of total unrecognized compensation cost related to the RSUs, and a weighted average remaining life of 1.9 years.

During the three months ended December 31, 2016, the Company also awarded 10,500 phantom RSUs and 10,000 phantom PSUs to certain non-U.S. employees under the 2016 LTIP. The phantom RSUs vest equally over a three-year period on the anniversary of the grant date while the phantom PSUs vest under the same conditions as the PSU awards described above. During the fiscal year ended September 30, 2017, 3,500 of the phantom RSUs were forfeited and all of the phantom PSUs were forfeited. Upon vesting and provided the employee remains employed by the Company at that time, the awards will be settled in cash. In accordance with ASC 718, the remaining phantom RSU awards are accounted for as a liability, with the awards re-measured at the end of each reporting period based on the closing price of the Company’s common stock or using a Monte Carlo simulation model, as applicable. Compensation expense is recognized ratably on a straight-line basis over the requisite service period. An immaterial amount of compensation expense was recognized during the three months ended December 31, 2017 and 2016 related to these awards.

As of December 31, 2017, there were 3,922,265 shares of the Company’s common stock available for issuance under the 2016 LTIP, assuming the PSU awards vest at their maximum target.

Defined Contribution Plans

Qualifying employees of the Company are eligible to participate in the Company’s 401(k) Plan. The 401(k) Plan is a defined contribution plan which allows employees to make tax deferred contributions as well as company contributions, designed to assist employees of the Company and its affiliates in providing for their retirement. The Company matches 100% of employee contributions up to 4.0%. The Company makes an additional contribution to the 401(k) Plan of 1.5%, 3.0%, or 4.5%, based upon years of service of one to ten years, eleven to twenty years and twenty-one years or more, respectively. A version of the 401(k) Plan is also available for qualifying employees of the Company in its foreign subsidiaries.

The following summarizes contributions to the plans described above:

	Three Months Ended December 31,
	2017	2016
Contributions recorded as a component of cost of sales and operating expenses	$1.0	$1.0
Contributions recorded as a component of selling, general and administrative expenses	1.5	1.6
Total contributions	$2.5	$2.6

11. Equity

Common Stock
The authorized common stock of the Company consists of 300,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2017, there were 89,753,662 shares of common stock issued and 89,741,309 shares of common stock outstanding, which includes the 12,476,250 Founder Shares. The Company has units outstanding which consist of one share of common stock and one warrant which are included in the respective totals.
Founder Shares
As of December 31, 2017 there were 12,476,250 Founder Shares. These Founder Shares are subject to forfeiture on the tenth anniversary of the Closing Date unless:

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
Warrants
As of December 31, 2017 there were 50,025,000 warrants outstanding to purchase 25,012,500 shares of common stock at an exercise price of $11.50 per share.
Preferred Stock
The authorized preferred stock of the Company consists of 1,000,000 shares. As of December 31, 2017, there were no shares of preferred stock issued and outstanding.

Treasury Stock
During the three months ended December 31, 2017, in connection with the vesting of RSUs, 2,777 shares of common stock were transferred to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting. Following the transfer, these shares were not canceled and are therefore classified as treasury stock. Total treasury stock as of December 31, 2017 is 12,353 shares.

12. Earnings per Share

A reconciliation of the numerators and denominators of the basic and diluted per share computation follows.

	Three Months Ended December 31,
	2017	2016
Basic:
Net income (loss)	$26.5	$(8.3)
Weighted average number of common shares outstanding during the period	76,793,518	76,746,168
Net income (loss) per common share - basic	$0.35	$(0.11)

Diluted:
Net income (loss)	$26.5	$(8.3)
Denominator for diluted earnings per share:
Weighted average number of common shares outstanding during the period	76,793,518	76,746,168
Incremental common shares attributable to outstanding unvested restricted stock and unvested restricted stock units	345,718	—
Denominator for diluted earnings per common share	77,139,236	76,746,168
Net income (loss) per common share - diluted	$0.34	$(0.11)

Dilutive computations during the current period contain additional incremental common shares which are attributable to the outstanding unvested restricted stock awards issued to directors and employees and restricted stock units awards to employees; the outstanding stock options were not included as the result would have been anti-dilutive. During the three months ended December 31, 2016, the outstanding restricted stock awards and restricted stock unit awards were not included as their impact on the Company’s net loss would have been anti-dilutive. For the three months ended December 31, 2017 and 2016, there were 12,476,250 Founder Shares excluded from the basic and diluted computations because such shares were subject to forfeiture, and PSU awards, which were not included in the computation of diluted shares outstanding because performance targets and/or market conditions were not yet met for these awards. Diluted shares outstanding also did not include 25,012,500 shares of common stock issuable on the exercise of 50,025,000 warrants because the warrants were out-of-the-money for the three months ended December 31, 2017 and 2016.

13. Commitments, Contingencies and Litigation

Operating Leases

The Company is a lessee of office buildings, transportation equipment, warehouses and storage facilities, other equipment, facilities and properties under operating lease agreements that expire at various dates. Rent expense (including rentals under short-term leases) was $6.5 million and $6.4 million for the three months ended December 31, 2017 and 2016, respectively.

Future minimum non-cancellable rental payments as of December 31, 2017 are as follows:

2018	$15.2
2019	11.1
2020	7.3
2021	6.1
2022	4.5
Thereafter	2.6
Total	$46.8

Capital Leases

The Company leases certain equipment and facilities under capital lease agreements. As of December 31, 2017 future minimum lease payments under capital leases were as follows:

2018	$8.5
2019	7.5
2020	7.2
2021	7.0
2022	13.7
Thereafter	27.1
Total minimum capital lease payments	71.0
Less amount representing executory costs	(16.8)
Less amount representing interest	(17.1)
Present value of net minimum capital lease payments	$37.1

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

In July 2014, Ashland filed a lawsuit numbered Ashland Inc. v. Nexeo Solutions, LLC, Case No. N14C-07-243 JTV CCLD, in the Superior Court for the State of Delaware in and for New Castle County.  In the suit, Ashland seeks a declaration that, pursuant to the ADA Purchase Agreement, Solutions is obligated to indemnify Ashland for losses Ashland incurs pertaining to the Other Retained Remediation Liabilities, up to the amount of the aggregate $5.0 million deductible applicable for expenses incurred by Solutions, whether or not Solutions incurs any expenses or obtains any indemnity from Ashland.  Ashland further alleges that Solutions has breached duties related to the ADA Purchase Agreement by not having so indemnified Ashland for amounts Ashland has incurred for Other Retained Remediation Liabilities at sites where Ashland disposed of wastes prior to the Ashland Distribution Acquisition, and on that basis seeks unspecified compensatory damages, costs and attorney’s fees.  On June 21, 2017, the Company’s Motion for Summary Judgment for this lawsuit was granted. Ashland appealed the ruling on July 20, 2017. On January 31, 2018, the Delaware Supreme Court affirmed the lower court’s grant of the Company’s Motion for Summary Judgment. In the event Ashland requests rehearing of the ruling, the Company will continue to vigorously defend the lawsuit. The Company does not currently have any environmental or remediation reserves for matters covered under the ADA Purchase Agreement.

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

14. Related Party Transactions

The tables below summarize activity recorded during the respective periods for related party transactions:

	Three Months Ended December 31,
	2017	2016
Sales to related entities:
TPG	$1.6	$0.7
Purchases from related entities:
Entities related to members of the Board of Directors	$3.4	$—

	December 31, 2017	September 30, 2017
Accounts receivable from related entities:
TPG	$1.1	$0.7
Accounts payable to related entities:
Entities related to members of the Board of Directors	$0.3	$0.1

Contingent Consideration Obligations Pursuant to the TRA and the Merger Agreement

Subsequent to the Business Combination, TPG beneficially owns approximately 35% of the Company’s common stock, including Founder Shares, and is considered a related party of the Company. In connection with the Business Combination, TPG became a party to the TRA and obtained the right to receive the Deferred Cash Consideration pursuant to the Merger Agreement. The fair value of these contingent consideration liabilities was as follows:

	December 31, 2017	September 30, 2017
Due to related party pursuant to contingent consideration obligations:
Current liability	$8.5	$12.5
Non-current liability	108.9	127.7
Total fair value	$117.4	$140.2

During the three months ended December 31, 2017 the Company paid $4.2 million to TPG related to the TRA. See Note 4 and Note 9.

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

The Tax Act significantly revises future U.S. corporate income taxes by, among other things, lowering U.S. corporate income tax rates and implementing a modified territorial tax system. Because the Company has a September 30 fiscal year end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 24.3% for the Company’s fiscal year ending September 30, 2018 and 21.0% for subsequent fiscal years. The Tax Act also provided for certain transition impacts. As part of the transition to the new modified territorial tax system, the Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. The Company does not currently anticipate an impact from the repatriation tax charge.

For the three months ended December 31, 2017, the impact of the Tax Act resulted in a net tax benefit of approximately $4.5 million, related solely to the remeasurement of the Company’s net deferred tax liabilities at the lower enacted corporate tax rates.

In accordance with recently issued SEC guidance, the estimated net income tax benefit of $4.5 million is considered provisional representing the Company’s current best estimate based on interpretation of the provisions of the Tax Act, as data continues to be accumulated in order to finalize the underlying calculations. In addition, due to the broad and complex changes contained in the Tax Act, the Company’s current estimate of the impact may be influenced by, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act and any changes in accounting standards for income taxes or related interpretations issued in response to the Tax Act. The Company anticipates finalizing and recording any resulting adjustments by the end of its current fiscal year ending September 30, 2018.

Income tax expense for the three months ended December 31, 2017 was $1.3 million on pre-tax income of $27.8 million compared to the income tax benefit of $2.7 million on pre-tax loss of $11.0 million for the three months ended December 31, 2016. The current period tax expense was largely attributable to current year income. The expense generated in the U.S. was partially offset by a current period benefit on deferred tax liabilities as a result of the impact of the Tax Act. The prior period tax benefit was largely attributed to income tax benefits on U.S. operations related to deferred taxes.

At December 31, 2017 and September 30, 2017, the valuation allowance was $3.0 million and $3.1 million, respectively, primarily related to operations in Asia. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at December 31, 2017, management believes it is more likely than not that it will realize the majority of its deferred tax assets.

Uncertain Tax Positions

During the fiscal year ended September 30, 2017, the Company recorded income tax-related uncertainties associated with the purchase of Ultra Chem totaling $1.4 million, inclusive of interest and penalties. Additionally, the Company also recognized indemnification assets related to certain of these income tax-related uncertainties. The indemnification assets were included in Other current assets and Other non-current assets in the condensed consolidated balance sheets, representing the reimbursement the Company reasonably expected to receive from funds held in escrow pursuant to the purchase agreement.  The purchase price allocation of the Ultra Chem Acquisition is preliminary and the initial fair value assessment of these items may change within the twelve month measurement period. See Note 3.

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of Income tax expense in the condensed consolidated statements of operations. There was an insignificant amount of interest and penalties recognized during all periods. As of December 31, 2017 and September 30, 2017, the Company had $1.8 million related to uncertain tax positions, including related accrued interest and penalties.

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

Plastics. The Plastics line of business distributes a broad product line consisting of commodity polymer products and prime engineering resins to plastics processors engaged in blow molding, extrusion, injection molding and rotation molding via railcars, bulk trucks, truckload boxes and mixed truckloads or less-than-truckload quantities. The Company's plastics products are distributed in more than 50 countries worldwide, primarily in North America, EMEA and Asia. The Plastics line of business serves a broad cross section of industrial segments with a current focus on the automotive and healthcare end markets.

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

The Chief Executive Officer is the Chief Operating Decision Maker. The Chief Operating Decision Maker reviews operating results in order to make decisions, assess performance and allocate resources to each line of business. In order to maintain the focus on line of business performance, certain expenses are excluded from the line of business results utilized by the Company’s Chief Operating Decision Maker in evaluating line of business performance. These expenses include depreciation and amortization, selling, general and administrative expense and corporate items including transaction related costs, interest and income tax expense. These items are separately delineated to reconcile to reported net income. One customer accounted for more than 10% of revenues for the Environmental Services line of business during the three months ended December 31, 2017. No single customer accounted for more than 10% of revenues for any line of business during the three months ended December 31, 2016. Intersegment revenues were insignificant.

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

Summarized financial information relating to the Company’s lines of business is as follows:

	Three Months Ended December 31,
	2017	2016
Sales and operating revenues
Chemicals	$431.9	$352.4
Plastics	462.2	412.5
Other	35.5	29.9
Total sales and operating revenues	$929.6	$794.8
Gross profit
Chemicals	$58.4	$42.7
Plastics	41.9	36.0
Other	6.6	5.7
Total gross profit	$106.9	$84.4
Selling, general & administrative expenses	84.8	74.5
Transaction related costs	0.1	0.8
Change in fair value related to contingent consideration obligations	(18.6)	10.6
Operating income (loss)	40.6	(1.5)
Other income	0.1	2.4
Interest income (expense)
Interest income	0.1	0.1
Interest expense	(13.0)	(12.0)
Income (loss) before income taxes	$27.8	$(11.0)

	December 31, 2017	September 30, 2017
IDENTIFIABLE ASSETS
Chemicals	$796.4	$793.6
Plastics	772.8	762.7
Other	93.7	91.0
Total identifiable assets by reportable segment	1,662.9	1,647.3
Unallocated assets	581.6	606.2
Total assets	$2,244.5	$2,253.5

Goodwill amounts by reportable segment at December 31, 2017 include the preliminary allocation of the purchase consideration of the Ultra Chem Acquisition as of the Ultra Chem Closing Date. Accordingly, the amounts allocated to goodwill from the Ultra Chem Acquisition are subject to adjustments to reflect the completion of the purchase price allocation, which will be completed within twelve months of the Ultra Chem Closing Date and could have a material impact on total goodwill and goodwill for the Chemicals reportable segment. See Note 3.

Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Three Months Ended December 31,
	2017	2016
U.S.	$668.1	$587.4
Canada	42.5	36.9
Other North America	33.0	12.5
Total North America Operations	743.6	636.8
EMEA	127.2	96.9
Asia	58.8	61.1
Total	$929.6	$794.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the SEC on December 7, 2017. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.

The terms “the Company,” “us,” “our” and “we” and similar terms in this report refer to Nexeo Solutions, Inc. and its consolidated subsidiaries.

Overview

We are a global chemicals distributor in North America and Asia and a global plastics distributor in North America, EMEA and Asia. In connection with the distribution of chemicals products, we provide value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development. We also provide on-site and off-site environmental services, including waste collection, recovery, disposal services and recycling in North America, primarily in the U.S.

We have long-standing relationships with major chemicals and plastics producers and suppliers, a strong geographic presence and supply chain network and a balanced customer base that benefits from the service and distribution value we provide. The products we distribute are used in various end markets and customer segments within a broad cross section of manufacturing industries, including household, industrial and institutional, lubricants, performance coatings (including architectural coatings, adhesives, sealants and elastomers), automotive, healthcare, personal care, oil and gas and construction end markets.

We distribute our product portfolio through a global supply chain consisting of owned, leased or third-party warehouses, rail terminals and tank terminals. We have a private fleet of tractors and trailers, primarily in North America.

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

A brief description of each of our lines of business follows:

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

Plastics. Our Plastics line of business distributes a broad product line consisting of commodity polymer products and prime engineering resins to plastics processors engaged in blow molding, extrusion, injection molding and rotation molding via railcars, bulk trucks, truckload boxes and mixed truckloads or less-than-truckload quantities. We distribute plastics products in more than 50 countries worldwide, primarily in North America, EMEA and Asia. Our Plastics line of business serves a broad cross section of industrial segments with a current focus on automotive and healthcare end markets.

Other. Our Environmental Services line of business, in connection with certain waste disposal service companies, provides customers with comprehensive on-site and off-site hazardous and non-hazardous waste collection, recovery, disposal services or recycling in North America, primarily in the U.S. These environmental services are offered through our network of distribution facilities used as transfer facilities and through a staff of dedicated on-site waste professionals. Our Environmental Services line of business serves multiple end markets such as aerospace and defense, automotive, chemical manufacturing, industrial manufacturing and oil and gas.

Key Factors Affecting our Results of Operations and Financial Condition

General and regional economic conditions. Consumption of chemicals and plastics in the industries and markets we serve are generally affected by the global economy and amplified by regional conditions. Although we manage our cost structure in line with general economic conditions, our volumes and profitability are ultimately correlated with the underlying demand for the end-products of the industries we serve. The first fiscal quarter of 2018 experienced an improvement in industrial market demand.

Price fluctuations. Selling prices of the products we distribute within our Chemicals and Plastics lines of business fluctuate with changes in the prices we pay for products.  Product costs are largely driven by global and regional economic conditions affecting the prices of two primary raw materials of production: crude oil (primarily naphtha) and natural gas (primarily ethane).  These two raw materials are used in the production of propylene and ethylene, the key feedstocks used in over 90% of organic-based commodity and specialty chemicals, as well as in the subsequent production of the intermediate plastics products we distribute.  The prices of these feedstocks are also affected by other factors, including choices made by producers for uses of feedstocks (e.g., as an ingredient in gasoline versus a feedstock to the chemical industry) and the capacity devoted to production and other macroeconomic factors that impact the producers.  As a distributor, the prices of these feedstocks are not in our control.  We are generally able to adjust finished good prices in accordance with the fluctuations in our product costs and transportation-related costs (e.g., fuel costs).  As a result, movements in our sales revenue and cost of sales tend to correspond with changes in our product prices.  Through the first fiscal quarter of 2018, we continued to execute on effective pricing initiatives and managed supply constraints through efficient inventory management.

As capacity or demand patterns change, there can be a corresponding volatility in the selling prices of the products we distribute.  Gross profit margins generally decrease in deflationary price environments and increase during inflationary pricing environments, although the extent to which profitability increases or decreases depends on the rate at which selling prices adjust relative to inventory costs.  As a logistics provider, oil prices affect our transportation and delivery costs, along with changes in driver regulations, supply of drivers and common carrier rates.

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

Currency exchange rate fluctuations. We conduct our business on an international basis, in multiple currencies.  A portion of our sales and costs of sales transactions are denominated in currencies other than the functional currency of our subsidiaries.  Further, we have exposure to foreign exchange fluctuations arising from the remeasurement of certain foreign operations where the USD is the functional currency but accounting records are maintained in local currency. Strengthening/weakening of our subsidiaries’ functional currency relative to the other currencies in which some transactions are denominated or recorded creates foreign currency gains/losses, which we include in Selling, general and administrative expenses. Additionally, we report our consolidated results in USD and the results of operations and the financial position of our local international operations are translated into USD at the applicable exchange rates for inclusion in our condensed consolidated financial statements.  Strengthening of the USD relative to our subsidiaries’ functional currencies causes a negative impact on sales but a positive impact on costs.

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

The global markets showed growth during the first quarter of fiscal year 2018 reflected by increases in GDP, oil prices and U.S. Industrial Production Index.

The following is a summary of GDP, oil price and U.S. Industrial Production Index fluctuations in our various regions of operations by fiscal quarter:

	Q1 18 v Q1 17	Q4 17 v Q4 16	Q3 17 v Q3 16	Q2 17 v Q2 16
North America
U.S. GDP Growth	2.5%	2.3%	2.2%	2.0%
U.S. Industrial Production Index	3.5%	1.6%	2.1%	0.6%
West Texas Intermediate Crude Oil Average Price Increase (Decrease)	12.2%	7.2%	5.5%	54.0%
EMEA
Euro Area GDP Growth	2.7%	2.8%	2.4%	2.1%
Brent Crude Oil Average Price Increase (Decrease)	20.3%	11.0%	8.0%	55.1%
Asia
China GDP Growth (1)	6.9%	6.9%	6.9%	6.9%

(1) As reported by the Chinese government.

Overall GDP growth has increased in many of the countries in which we operate. As a result we have experienced an increase in sales volumes. In terms of currency, the USD has weakened over the prior comparable period against most other currencies in which we transact. As a result of these factors, reported dollar revenues and gross profit have been positively impacted in many of our regional operations.

North America

The North American economic environment continued to improve during the first quarter of fiscal year 2018. U.S. GDP increased in the first fiscal quarter of 2018 as compared to first fiscal quarter of 2017, and the inflation rate remained relatively stable at 2.1% in the first fiscal quarter of 2018 compared to the same period in the prior year.

In terms of currency, the CAD strengthened when compared against the USD for the first fiscal quarter of 2018 following declines during fiscal year 2017, which positively affected, among other items, the reported dollar revenues and gross profit from our operations in Canada. Additionally, the Peso strengthened in value against the USD in the first quarter of fiscal year 2018.

EMEA

In Europe, we conduct business primarily in the Western European countries. As evidenced by their increases in GDP, the economic environment in the countries in which we operate in Europe has continued to improve.

In terms of currency, the euro and the majority of other European currencies strengthened versus the USD in the first fiscal quarter of 2018 following declines during fiscal year 2017, which positively affected, among other items, the reported dollar revenues and gross profit from our European operations.

The market price for the products we sell in Europe typically correlate to the market price of Brent Crude as these operations are primarily based on the distribution of commodity plastics products which are sourced in Europe. Consistent with the increase in oil prices through fiscal year 2017 and the first fiscal quarter of 2018, we have experienced an increase in average selling price for the products we distribute in Europe.

Asia

Our operations in Asia are concentrated mainly in China. Recent GDP growth in China, as reported by the Chinese government, has remained steady through the past four fiscal quarters.

In terms of currency, the RMB strengthened against the USD during the first fiscal quarter of 2018 following declines during fiscal year 2017, which positively affected, among other items, the reported dollar revenues and gross profit from our operations in China.

Certain Factors Affecting Comparability to Prior Period Financial Results

In April 2017, we completed the Ultra Chem Acquisition. Accordingly, the results of the acquired operations since the Ultra Chem Closing Date are included in our condensed consolidated results of operations, including the results for the first fiscal quarter of 2018. The acquired operations are primarily included in our Chemicals line of business. See Note 3 to our condensed consolidated financial statements.

Results of Operations

Three Months Ended December 31, 2017 compared with Three Months Ended December 31, 2016

					Percentage of Sales and Operating Revenues For the
	Three Months Ended December 31,		Difference		Three Months Ended December 31,
(in millions)	2017	2016	$ Change	% Change	2017	2016
Sales and operating revenues
Chemicals	$431.9	$352.4	$79.5	22.6%	46.5%	44.3%
Plastics	462.2	412.5	49.7	12.0%	49.7%	51.9%
Other	35.5	29.9	5.6	18.7%	3.8%	3.8%
Total sales and operating revenues	$929.6	$794.8	$134.8	17.0%	100.0%	100.0%

Gross profit
Chemicals	$58.4	$42.7	$15.7	36.8%	13.5%	12.1%
Plastics	41.9	36.0	5.9	16.4%	9.1%	8.7%
Other	6.6	5.7	0.9	15.8%	18.6%	19.1%
Total gross profit	$106.9	$84.4	$22.5	26.7%	11.5%	10.6%
Selling, general and administrative expenses	84.8	74.5	10.3	13.8%	9.1%	9.4%
Transaction related costs	0.1	0.8	(0.7)	(87.5)%	—%	0.1%
Change in fair value of contingent consideration obligations	(18.6)	10.6	(29.2)	(275.5)%	(2.0)%	1.3%
Operating income (loss)	40.6	(1.5)	42.1	2,806.7%	4.4%	(0.2)%
Other income	0.1	2.4	(2.3)	(95.8)%	—%	0.3%
Interest expense, net	(12.9)	(11.9)	(1.0)	(8.4)%	(1.4)%	(1.5)%
Income (loss) before income taxes	27.8	(11.0)	38.8	352.7%	3.0%	(1.4)%
Income tax expense (benefit)	1.3	(2.7)	4.0	148.1%	0.1%	(0.3)%
Net income (loss)	$26.5	$(8.3)	$34.8	419.3%	2.9%	(1.0)%

Sales and operating revenues

Sales and operating revenues for the three months ended December 31, 2017 increased $134.8 million, or 17.0%, as compared to the three months ended December 31, 2016. Excluding $20.6 million in revenues from Ultra Chem or 2.2%, the increase in revenues was primarily attributable to an increase in volumes of 2.1% primarily in the Chemicals line of business due to increased demand and an increase in overall average selling prices of 11.9% across all segments in all regions. Approximately $12.6 million of the increase was a result of the strengthening of the exchange rates of various currencies versus the USD as compared to the same period in the prior fiscal year.

Chemicals

Sales and operating revenues for the Chemicals line of business for the three months ended December 31, 2017 increased $79.5 million, or 22.6%, as compared to the three months ended December 31, 2016. Excluding $20.5 million in revenues from Ultra Chem, the revenue increase was primarily attributable to a 12.2% increase in average selling prices and an increase in volumes of 4.0% across multiple product lines. Volume and average selling price performance was a result of the increased industrial demand and continued recovery in the oil and gas industry, partially offset by volume decreases in Asia.

Plastics

Sales and operating revenues for the Plastics line of business for the three months ended December 31, 2017 increased $49.7 million, or 12.0%, as compared to the three months ended December 31, 2016. The revenue increase was primarily attributable to a 12.3% increase in average selling prices resulting from supply constraints in various product lines in North America and line card expansion in EMEA. Overall, volumes were essentially flat compared to the three months ended December 31, 2016. Approximately $11.6 million of the increase was a result of the strengthening of the exchange rates of various currencies versus the USD compared to the same period in the prior fiscal year.

Other

Sales and operating revenues for the Other segment for the three months ended December 31, 2017 increased $5.6 million, or 18.7%, as compared to the three months ended December 31, 2016. The increase in revenues was primarily due to growth in service offerings to existing customers.

Gross profit

Gross profit increased $22.5 million, or 26.7%, for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. Gross profit as a percentage of sales for the three months ended December 31, 2017 was 11.5% as compared to 10.6% for the three months ended December 31, 2016. Our centralized platform allowed us to effectively manage supply constraints affecting various product lines. Additionally, our specialty mix increased in both the Chemicals and Plastics lines of business. Approximately $1.0 million of the increase to gross profit was due to the impact of the strengthening of exchange rates of various currencies versus the USD as compared to the same period in the prior fiscal year.

Chemicals

Gross profit for the Chemicals line of business increased $15.7 million, or 36.8%, for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. Gross profit as a percentage of sales for the Chemicals line of business for the three months ended December 31, 2017 was 13.5% as compared to 12.1% for the three months ended December 31, 2016. The increase was driven primarily by improved specialty mix compared to the same period in the prior fiscal year. Additionally, gross profit increased due to our strong execution leveraging our centralized pricing platform to effectively manage supply constraints.

Plastics

Gross profit for the Plastics line of business increased $5.9 million, or 16.4%, for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. Gross profit as a percentage of sales for the Plastics line of business for the three months ended December 31, 2017 was 9.1% as compared to 8.7% for the three months ended December 31, 2016. The increase was driven primarily by organic supplier growth in EMEA and strong commercial execution strengthened by leveraging our centralized platform to effectively manage supply constraints affecting various product lines. Approximately $0.9 million of the increase in gross profit was due to the impact of the strengthening of exchange rates of various currencies versus the USD as compared to the same period in the prior fiscal year.

Other

Gross profit for the Other segment increased $0.9 million, or 15.8%, for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. Gross profit as a percentage of sales for the Other segment for the three months ended December 31, 2017 was 18.6% as compared to 19.1% for the three months ended December 31, 2016. The decrease was primarily due to higher transportation costs in the current fiscal quarter.

Selling, general and administrative expenses

					Percentage of Sales and Operating Revenues For the
	Three Months Ended December 31,		Difference		Three Months Ended December 31,
(in millions)	2017	2016	$ Change	% Change	2017	2016
Selling, general and administrative expenses	$84.8	$74.5	$10.3	13.8%	9.1%	9.4%

Selling, general and administrative expenses for the three months ended December 31, 2017 increased $10.3 million, or 13.8%, as compared to the three months ended December 31, 2016. This increase was primarily driven by increased employee costs of $6.9 million primarily as a result of increased incentive and stock-based compensation cost of $5.5 million and increased costs of $0.9 million associated with the Ultra Chem Acquisition. Additionally, contributing to the increase was higher depreciation and amortization expense of $2.2 million mainly as a result of the amortization of intangible assets acquired in the Ultra Chem Acquisition. Furthermore, foreign exchange losses increased by approximately $1.3 million, driven primarily by fluctuations in the RMB compared to the USD.

Transaction related costs

					Percentage of Sales and Operating Revenues For the
	Three Months Ended December 31,		Difference		Three Months Ended December 31,
(in millions)	2017	2016	$ Change	% Change	2017	2016
Transaction related costs	$0.1	$0.8	$(0.7)	(87.5)%	—%	0.1%

We incurred transaction related costs of $0.1 million in the three months ended December 31, 2017 and $0.8 million in the three months ended December 31, 2016 primarily related to the Ultra Chem Acquisition and Business Combination, respectively.

Changes in fair value of contingent consideration

					Percentage of Sales and Operating Revenues For the
	Three Months Ended December 31,		Difference		Three Months Ended December 31,
(in millions)	2017	2016	$ Change	% Change	2017	2016
Change in fair value of contingent consideration obligations	$(18.6)	$10.6	$(29.2)	(275.5)%	(2.0)%	1.3%

We incurred a gain of $18.6 million and a loss of $10.6 million in the three months ended December 31, 2017 and 2016, respectively. The gain in the current fiscal quarter was primarily related to the TRA liability gain of $28.7 million which reflects the provisional impact of the Tax Act (see Note 15 to our condensed consolidated financial statements), partially offset by the loss in Deferred Cash Consideration driven primarily by the increase in our stock price during the three months ended December 31, 2017. The loss for the three months ended December 31, 2016 was primarily due to a decrease in the fair value of both the TRA and Deferred Cash Consideration. See Notes 4 and 9 to our condensed consolidated financial statements.

Other income

					Percentage of Sales and Operating Revenues For the
	Three Months Ended December 31,		Difference		Three Months Ended December 31,
(in millions)	2017	2016	$ Change	% Change	2017	2016
Other income	$0.1	$2.4	$(2.3)	(95.8)%	—%	0.3%

Other income for the three months ended December 31, 2017 was $0.1 million. Other income for the three months ended December 31, 2016 was $2.4 million primarily due to the gain related to reimbursements received for certain capital expenditures incurred in connection with the relocation of certain operations. See Note 5 to our condensed consolidated financial statements.

Interest expense, net

					Percentage of Sales and Operating Revenues For the
	Three Months Ended December 31,		Difference		Three Months Ended December 31,
(in millions)	2017	2016	$ Change	% Change	2017	2016
Interest expense, net	$(12.9)	$(11.9)	$(1.0)	(8.4)%	(1.4)%	(1.5)%

Interest expense, net was $12.9 million and $11.9 million for the three months ended December 31, 2017 and 2016, respectively, related to the Credit Facilities, along with the amortization of debt issuance costs. Interest expense increased due to the increased balance outstanding on the ABL Facility, interest rate expense on interest rate swaps and increased capital lease obligations, partially offset by lower interest on the Term Loan Facility.

Income tax expense

					Percentage of Sales and Operating Revenues For the
	Three Months Ended December 31,		Difference		Three Months Ended December 31,
(in millions)	2017	2016	$ Change	% Change	2017	2016
Income tax expense (benefit)	$1.3	$(2.7)	$4.0	148.1%	0.1%	(0.3)%

Income tax expense for the three months ended December 31, 2017 was $1.3 million attributable to current year income. The expense generated in the U.S. was partially offset by a current period benefit on deferred tax liabilities as a result of the impact of the Tax Act, which resulted in a decrease in income tax expense of $4.5 million. Income tax benefit for the three months ended December 31, 2016 was $2.7 million and is primarily attributable to U.S. operations related to deferred tax positions.

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

Capital Expenditures

Cash capital expenditures for the three months ended December 31, 2017 were $4.1 million and related primarily to facility improvements and additional information technology investments. We expect our aggregate capital expenditures for fiscal year 2018 (excluding acquisitions and any assets acquired via capital leases) to be approximately $35.0 million. Capital expenditures are expected to be primarily related to fixed asset and equipment replacements, and improvements to our information technology infrastructure.

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

At December 31, 2017, we had $200.2 million in borrowings outstanding under the ABL Facility. Interest expense related to the ABL Facility, excluding amortization of debt issuance costs, was $1.9 million and $1.3 million for the three months ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, we were in compliance with the covenants of the ABL Facility.

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

On December 19, 2017, we completed TLB Amendment No. 2 amending the Term Loan Facility. TLB Amendment No. 2 reduced the interest rate margin applicable to outstanding term loans by 50 basis points from 3.75% to 3.25% for LIBOR loans and from 2.75% to 2.25% for base rate loans. TLB Amendment No. 2 also provides for a soft call premium equal to 1% of the amount of the term loans that are subject to certain repricing transactions occurring on or prior to twelve months from the effective date of TLB Amendment No. 2. As a result of TLB Amendment No. 2, we paid debt issuance costs of $0.8 million during the three months ended December 31, 2017, which will be amortized throughout the remaining life of the Term Loan Facility. TLB Amendment No. 2 will result in an estimated $3.2 million reduction to our annual cash interest expense for each of the next five years, while all other terms of the Term Loan Facility remain unchanged. There were no changes to the total or secured leverage ratios.

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

At December 31, 2017, we had $645.2 million in borrowings outstanding under the Term Loan Facility. We are required to make mandatory principal payments on an annual basis, commencing with the fiscal year ending September 30, 2017, if cash flows for the year, as defined in the agreement, exceed certain levels specified in the agreement. We were not required to make such principal payment for fiscal year 2017. Interest expense related to the Term Loan Facility, excluding original issue discount amortization and amortization of debt issuance costs, was $8.3 million and $8.8 million for the three months ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, we were in compliance with the covenants of the Term Loan Facility.

Liquidity

The following table summarizes our liquidity position as of December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
Cash and cash equivalents	$41.4	$53.9
ABL Facility availability	211.6	277.8
Total liquidity	$253.0	$331.7

Cash and Cash Equivalents

At December 31, 2017, we had $41.4 million in cash and cash equivalents of which $37.1 million was held by foreign subsidiaries, $27.7 million of which was denominated in currencies other than the USD, primarily in euros, and $7.8 million in China denominated in RMB. While the RMB is convertible into USD, foreign exchange transactions are subject to approvals from the SAFE. We do not anticipate any significant adverse impact to overall liquidity from potential limitations on the transfer or conversion of cash and cash equivalents.

ABL Facility

Under the ABL Facility, if as of any date of determination when Trigger Event Excess Availability (as defined in the ABL Facility) is below certain thresholds or upon certain defaults, we will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent, which will be used to repay outstanding loans and cash collateralized letters of credit. Such requirement will be deemed continuing until the Trigger Event Excess Availability exceeds such threshold amount for 20 consecutive days. At December 31, 2017, Trigger Event Excess Availability under the ABL Facility was $211.6 million, which was $165.5 million in excess of the $46.1 million threshold that would trigger the foregoing requirements.

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

Cash Flows

The following table sets forth the major categories of our cash flows for the three months ended December 31, 2017 and 2016:

Major Categories of Cash Flows
(in millions)	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
Net cash used in operating activities	$(59.2)	$(9.8)
Net cash used in investing activities	(3.5)	(8.9)
Net cash provided by financing activities	50.1	5.3
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.8)
Decrease in cash and cash equivalents	(12.5)	(14.2)
Cash and cash equivalents at the beginning of period	53.9	47.5
Cash and cash equivalents at the end of period	$41.4	$33.3

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Cash flows from operating activities

Net cash used in operating activities for the three months ended December 31, 2017 was $59.2 million. Net income of $26.5 million, adjusted for significant non-cash items such as depreciation and amortization expenses, amortization of debt issuance costs, provision for bad debt, deferred income taxes, equity based compensation expense, and changes relating to contingent consideration liabilities collectively totaling $2.2 million, resulted in cash inflows of $28.7 million during the three months ended December 31, 2017. Net cash used by operating activities was impacted by the items specified below:

•
Accounts and notes receivable decreased $36.9 million primarily driven by lower sales volumes experienced during the period. There were no significant changes in billing terms during the current period.

•	Inventories increased $50.5 million primarily due to replenishment of inventory and supply becoming available in the Plastics line of business.

•	Accounts payable decreased $60.8 million primarily driven by timing of payments during the three months ended December 31, 2017.

•	Accrued expenses and other liabilities decreased $12.6 million which included the payment of the annual employee incentive compensation.

•	Other current assets and other assets and liabilities were impacted by $0.9 million.

Net cash used in operating activities for the three months ended December 31, 2016 was $9.8 million. Net loss of $8.3 million, adjusted for the gain related to reimbursement for certain capital expenditures incurred in connection with the relocation of certain operations and significant non-cash items such as depreciation and amortization expenses, amortization of debt issuance costs, provision for bad debt, deferred income taxes, equity based compensation expense, and changes relating to contingent consideration liabilities, collectively totaling $22.7 million, resulted in cash inflows of $14.4 million during the three months ended December 31, 2016. Net cash used by operating activities was impacted by the items specified below:

•
Accounts and notes receivable decreased $15.2 million primarily driven by lower sales volumes and selling prices experienced during the period as well as timing of collections at period end. There were no significant changes in billing terms or collection processes during the three months ended December 31, 2016.

•	Accounts payable decreased $38.6 million. The decrease in accounts payable was driven by lower volumes and purchase prices during the three months ended December 31, 2016.

•
There was a decrease in inventories of $10.1 million during the three months ended December 31, 2016, which reflected the impact of improved inventory management and lower prices for inventory purchases.

•	Accrued expenses and other liabilities decreased $9.7 million which included the payment of the annual employee incentive compensation.

•	Other current assets increased $0.6 million primarily driven by prepayments on certain inventory purchases.

•	Other long-term liabilities decreased $0.6 million.

Cash flows from investing activities

Investing activities used $3.5 million of cash during the three months ended December 31, 2017, due to the additions of property and equipment of $4.1 million mainly related to facility improvements and additional information technology investments, partially offset by $0.6 million of proceeds from the disposal of property and equipment.

Investing activities used $8.9 million of cash during the three months ended December 31, 2016, primarily due to $5.1 million paid to effect asset acquisitions, and the additions of property and equipment of $6.6 million mainly related to facility improvements and additional information technology investments, partially offset by $2.8 million of cash proceeds related to the reimbursement for certain capital expenditures incurred in connection with the relocation of certain operations.

Cash flows from financing activities

Financing activities provided $50.1 million of cash during the three months ended December 31, 2017, primarily as a result of net borrowings on the ABL Facility of $60.9 million partially offset by net payments on short-term debt of $3.7 million, payments on the Term Loan Facility of $1.6 million, capital lease payments of $0.5 million, and the payment of debt issuance costs of $0.8 million related to TLB Amendment No. 2. In addition, in October 2017, $4.2 million was paid to TPG related to the TRA liability.

Financing activities provided $5.3 million of cash during the three months ended December 31, 2016, primarily as a result of net borrowings on the ABL Facility of $6.0 million and net borrowings on short-term debt of $1.6 million, partially offset by payments on the Term Loan Facility of $1.6 million and capital lease payments of $0.7 million.

Contractual Obligations and Commitments

As of December 31, 2017, amounts due under our contractual commitments were as follows:

	Payments Due by Period (in millions)
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Short-term and long-term debt obligations (1)	$44.4	$13.0	$213.2	$612.8	$883.4
Estimated interest payments on long-term debt obligations (2)	38.8	78.5	64.5	15.4	197.2
Capital lease obligations (3)	8.5	14.7	20.7	27.1	71.0
Operating lease obligations (4)	15.2	18.4	10.6	2.6	46.8
Employee benefit obligations	—	—	—	3.0	3.0
Contingent consideration (5)	9.2	34.0	65.3	72.5	181.0
Other obligations (6)	6.6	1.4	1.3	1.3	10.6
Total	$122.7	$160.0	$375.6	$734.7	$1,393.0

(1)
Short-term obligations primarily include the payment of $38.0 million outstanding under credit facilities available to our operations in China and $6.4 million in principal installment payments under our Term Loan Facility. Long-term debt obligations include (i) the payment of $200.2 million in outstanding principal (as of December 31, 2017) under our ABL Facility and (ii) the payment of $638.8 million in outstanding principal under our Term Loan Facility. See Note 7 to our condensed consolidated financial statements.

(2)
Estimated interest payments include cash interest payments and estimated commitment fees on long-term debt obligations. Variable rate interest payments were estimated using interest rates as of December 31, 2017 held constant to maturity.

(3)
Capital lease obligations represent future payments on capital lease agreements, including lease payments on all tractors under the Ryder Lease and the Montgomery Lease. The amounts above include executory costs of $2.4 million per year, for aggregate executory costs totaling $16.8 million. Additionally, the amounts include decreasing annual interest payments ranging from $2.1 million to $0.1 million, for aggregate interest payments totaling $17.1 million on all capital leases. We are permitted to terminate the lease of an individual tractor under the Ryder Lease on the anniversary of its delivery date, provided that certain conditions are met. In the event we terminate the lease of an individual tractor in accordance with the terms of the Ryder Lease, we may elect to purchase the individual tractor at a predetermined residual value or return the tractor to Ryder, subject to an adjustment based on the then-current market value of the individual tractor. See Note 7 to our condensed consolidated financial statements.

(4)
Operating lease obligations represent payments for a variety of facilities and equipment under non-cancellable operating lease agreements, including office buildings, transportation equipment, warehouses and storage facilities and other equipment.

(5)
Liabilities for contingent consideration are related (i) to the TRA that we entered into in connection with the Business Combination and (ii) the Deferred Cash Consideration that will be paid to Selling Equityholders pursuant to the Merger Agreement. The amount included in the table above for the Deferred Cash Consideration is based on the undiscounted expected value of the payment and is currently included in the 4-5 Years column based on the final payment date of June 9, 2021 as defined in the Merger Agreement. However, as further defined in the Merger Agreement, payments could be required to be made by the Company prior to June 9, 2021. The timing of payments associated with the liability for the contingent consideration related to the TRA is based on expected undiscounted cash flows in future periods, and may change based on actual results. See Notes 4 and 9 to our condensed consolidated financial statements.

(6)
Other obligations are related to (i) non-cancellable equipment orders, (ii) certain IT-related contracts and (iii) remaining payments related to the asset acquisitions completed during the fiscal year ended September 30, 2017 (see Note 3 to our condensed consolidated financial statements).

Not included in the table above is $10.8 million for a planned land acquisition during fiscal year 2019. The consummation of this purchase agreement is subject to customary closing conditions.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K at December 31, 2017.

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

Credit Risk

We are subject to the risk of loss arising from the credit risk related to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on substantially all customers requesting credit and we will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. With the exception of our operations in China, we generally do not require collateral with respect to credit extended to customers; however, we will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. Our operations in China offer billing terms that allow certain customers to remit payment during a period of time ranging from 30 days to nine months. These notes receivable ($8.3 million at December 31, 2017) are supported by banknotes issued by large banks in China on behalf of their customers.

At December 31, 2017, no individual customer represented greater than 5.0% of the outstanding accounts receivable balance.

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

Borrowings under our ABL Facility bear interest at a variable rate, which was a weighted average rate of 2.92% for the three months ended December 31, 2017. For each $100.0 million drawn on the ABL Facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

On December 19, 2017, we completed TLB Amendment No. 2 amending the Term Loan Facility. TLB Amendment No. 2 reduced the interest rate margin applicable to outstanding term loans by 50 basis points from 3.75% to 3.25% for LIBOR loans and from 2.75% to 2.25% for base rate loans. TLB Amendment No. 2 also provides for a soft call premium equal to 1% of the amount of the term loans that are subject to certain repricing transactions occurring on or prior to twelve months from the effective date of TLB Amendment No. 2.

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

The fair value of the liability for the contingent consideration related to the TRA was $72.2 million as of December 31, 2017. The calculation of the liability for the contingent consideration related to the TRA uses a cash flow model which incorporates current interest rates in the discount rate used to discount the obligation to present value. A 100 basis point increase in the discount rate compared to the discount rate used at the December 31, 2017 valuation would have resulted in a decrease of approximately $0.5 million in the value of the liability for the contingent consideration related to the TRA. Additionally, this cash flow model is sensitive to changes in applicable tax rates. A 100 basis point increase in the tax rate compared to the tax rate used at the December 31, 2017 valuation would have resulted in an increase of approximately $2.3 million in the value of the liability for the contingent consideration related to the TRA.

The fair value of the liability for the contingent consideration related to Deferred Cash Consideration was $45.2 million as of December 31, 2017. The liability for the contingent consideration related to the Deferred Cash Consideration is highly sensitive to the price of our common stock at each valuation date. A $1.00 increase/decrease in the price of our common stock from its December 31, 2017 price would have increased/decreased the fair value of the liability for the Deferred Cash Consideration by approximately $5.0 million.

Derivatives

During the three months ended March 31, 2017, we entered into four interest rate swap agreements with a combined notional amount of $300.0 million to help mitigate interest rate risk related to the variable-rate Term Loan Facility. The swap agreements expire at various dates from February 2020 through March 2022 and are accounted for as cash flow hedges. Gains or losses resulting from changes in the fair value of the swaps are recorded in other comprehensive income. Gains and losses recorded in other comprehensive income are reclassified into and recognized in income when the interest expense on the Term Loan Facility is recognized. At December 31, 2017, we recorded a net asset of $1.6 million in the condensed consolidated balance sheet related to these instruments.

During the three months ended December 31, 2017, we reclassified into income and recognized a realized loss on the interest rate swaps of $0.4 million, which was recorded in interest expense. During the three months ended December 31, 2017, we recorded an unrealized gain on the interest rate swaps (net of taxes and reclassifications into income) of $1.9 million, which was recorded in other comprehensive income. As of December 31, 2017, less than $0.1 million in unrealized gains were expected to be realized and recognized in income within the next twelve months.

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

Included in our condensed consolidated statement of operations for the three months ended December 31, 2017 is a $0.5 million net gain related to foreign exchange rate fluctuations, including a $0.3 million net remeasurement loss. The most significant currency exposures during this period were to the RMB, CAD and the Peso versus the USD. These currencies fluctuated to various degrees but such fluctuations did not exceed 5% from their respective values since September 30, 2017. Assuming the same directional fluctuations as occurred during the three months ended December 31, 2017, a hypothetical 10.0% weakening/strengthening in the average exchange rates of these currencies from that date would have generated a net loss/gain of $6.4 million in our condensed consolidated statement of operations for the three months ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings that, if determined adversely against us, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

In July 2014, Ashland filed a lawsuit -- Ashland Inc. v. Nexeo Solutions, LLC, Case No. N14C-07-243 JTV CCLD, in the Superior Court for the State of Delaware in and for New Castle County. In the suit, Ashland seeks a declaration that Solutions is obligated to indemnify Ashland for losses Ashland incurs pertaining to the Other Retained Remediation Liabilities, up to the amount of a $5.0 million deductible, which Ashland contends applies pursuant to the ADA Purchase Agreement. Ashland further alleges that Solutions has breached duties related to that agreement by not having so indemnified Ashland for amounts Ashland has incurred for the Other Retained Remediation Liabilities at sites where Ashland disposed of wastes prior to the Ashland Distribution Acquisition, and on that basis seeks unspecified compensatory damages, costs and attorney’s fees. On June 21, 2017 the Company’s Motion for Summary Judgment in this lawsuit was granted. Ashland appealed the ruling on July 20, 2017. On January 31, 2018, the Delaware Supreme Court affirmed the lower court’s grant of the Company’s Motion for Summary Judgment. In the event Ashland requests rehearing of the ruling, the Company will continue to vigorously defend the lawsuit.

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

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the SEC on December 7, 2017. These risks could materially and adversely affect our business, financial condition, cash flows and result of operations. There have been no material changes to the risk factors described in the Form 10-K described above. We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the three months ended December 31, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
November 8, 2017	2,777	$7.90	—	—
Total	2,777	$7.90	—	—

(1) Shares transferred to the Company to satisfy employees tax withholding obligations in connection with the vesting of the RSUs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Exhibit Index

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Nexeo Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 9, 2016)

3.2	Amended and Restated Bylaws of Nexeo Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated June 9, 2016)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company's S-1 Registration Statement (Commission File No. 333-195854)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company's S-1 Registration Statement (Commission File No. 333-195854)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company's S-1 Registration Statement (Commission File No. 333-195854)

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

10.1†t	Form of Non-Statutory Stock Option Agreement under the Nexeo Solutions, Inc. 2016 Long-Term Incentive Plan

10.2†t	Form of Restricted Stock Agreement under the Nexeo Solutions, Inc. 2016 Long-Term Incentive Plan

10.3
Amendment No. 2, dated December 19, 2017, among Nexeo Solutions Holdings, LLC, Nexeo Solutions, LLC, Nexeo Solutions Sub Holding Corp., the other loan parties identified therein, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K dated December 19, 2017)

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

Nexeo Solutions, Inc.

February 8, 2018	By:	/s/ Ross J. Crane
Ross J. Crane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)