Form 10-Q
period 2018-06-30
Nexeo Solutions, Inc.
filed 2018-08-07
CIK 1604416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 3, 2018, there were 89,734,146 shares of the Company’s common stock outstanding.

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

ASC	The FASB Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
Blocker	TPG Accolade Delaware, L.P.
Blocker Merger	The merger of Blocker Merger Sub into Blocker on June 9, 2016, immediately following the Company Merger, with Blocker continuing as the surviving entity
Blocker Merger Sub	Neon Acquisition Company LLC, which was a wholly-owned subsidiary of WLRH at the time of the Blocker Merger
Business Combination	The business combination between WLRH and Holdings pursuant to the Merger Agreement, which was consummated on the Closing Date
CAD	Canadian dollar
Canadian Tranche	Canadian tranche of the ABL Facility
Closing Date	June 9, 2016
Company	Nexeo Solutions, Inc. (f/k/a WL Ross Holding Corp.) and its consolidated subsidiaries
Company Merger	The merger of Company Merger Sub with and into Holdings consummated on June 9, 2016, with Holdings continuing as the surviving entity
Company Merger Sub	Neon Holding Company LLC, which was a wholly-owned subsidiary of WLRH at the time of the Company Merger
Credit Facilities	The ABL Facility and the Term Loan Facility, collectively
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

PART I
Item 1. Financial Statements

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in millions, except share amounts and par value)

	June 30, 2018	September 30, 2017
Current Assets
Cash and cash equivalents	$43.8	$53.9
Accounts and notes receivable (net of allowance for doubtful accounts of $3.8 million and $2.2 million, respectively)	625.8	597.4
Inventories	360.9	315.5
Income taxes receivable	5.7	3.4
Other current assets	17.4	19.8
Total current assets	1,053.6	990.0

Non-Current Assets
Property, plant and equipment, net	288.0	316.1
Goodwill	700.6	703.0
Other intangible assets, net of amortization	218.9	231.5
Deferred income taxes	2.2	2.3
Other non-current assets	15.4	10.6
Total non-current assets	1,225.1	1,263.5
Total Assets	$2,278.7	$2,253.5

Current Liabilities
Short-term borrowings, current portion of long-term debt and capital lease obligations	$47.5	$51.1
Accounts payable	374.7	384.2
Accrued expenses and other liabilities	56.1	58.4
Due to related party pursuant to contingent consideration obligations	9.2	12.5
Income taxes payable	3.0	3.2
Total current liabilities	490.5	509.4

Non-Current Liabilities
Long-term debt and capital lease obligations, less current portion, net	806.7	794.0
Deferred income taxes	33.4	34.9
Due to related party pursuant to contingent consideration obligations	112.1	127.7
Other non-current liabilities	10.1	9.9
Total non-current liabilities	962.3	966.5
Total Liabilities	1,452.8	1,475.9

Commitments and Contingencies (see Note 13)

Equity
Preferred stock, $0.0001 par value (1,000,000 shares authorized, none issued and outstanding as of June 30, 2018 and September 30, 2017)	—	—
Common stock, $0.0001 par value (300,000,000 shares authorized; 89,753,662 shares issued and 89,734,146 shares outstanding as of June 30, 2018 and 89,353,641 shares issued and 89,344,065 shares outstanding as of September 30, 2017)	—	—
Additional paid-in capital	769.7	764.4
Retained earnings	49.2	4.8
Accumulated other comprehensive income	7.2	8.5
Treasury stock, at cost: 19,516 and 9,576 shares as of June 30, 2018 and September 30, 2017	(0.2)	(0.1)
Total equity	825.9	777.6
Total Liabilities and Equity	$2,278.7	$2,253.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in millions, except share amounts and per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Sales and operating revenues	$1,046.4	$942.7	$3,017.0	$2,655.2
Cost of sales and operating expenses	926.2	840.0	2,674.2	2,365.9
Gross profit	120.2	102.7	342.8	289.3
Selling, general and administrative expenses	88.8	79.4	259.5	233.9
Transaction related costs	—	0.2	0.1	1.3
Change in fair value of contingent consideration obligations	(8.7)	(0.8)	(14.7)	19.8
Operating income	40.1	23.9	97.9	34.3
Other income, net	0.4	5.7	0.9	8.3
Interest income (expense)
Interest income	0.2	—	0.4	0.2
Interest expense	(13.5)	(13.5)	(39.2)	(38.0)
Net income before income taxes	27.2	16.1	60.0	4.8
Income tax expense	9.7	5.9	15.6	4.0
Net income attributable to Nexeo Solutions, Inc.	$17.5	$10.2	$44.4	$0.8

Net income per share available to common stockholders
Basic	$0.23	$0.13	$0.58	$0.01
Diluted	$0.23	$0.13	$0.58	$0.01
Weighted average number of common shares outstanding
Basic	76,797,414	76,743,853	76,795,551	76,745,396
Diluted	76,983,350	76,828,868	76,952,758	76,830,296

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income	$17.5	$10.2	$44.4	$0.8
Unrealized foreign currency translation gain (loss), net of tax (1)	(12.8)	11.9	(7.5)	4.9
Unrealized gain (loss) on interest rate hedges, net of tax	2.1	(0.7)	6.2	(0.4)
Other comprehensive income (loss), net of tax	(10.7)	11.2	(1.3)	4.5
Total comprehensive income, net of tax attributable to Nexeo Solutions, Inc.	$6.8	$21.4	$43.1	$5.3

(1) Tax effects are not material.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited, in millions, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at September 30, 2017	89,344,065	$—	9,576	$(0.1)	$764.4	$4.8	$8.5	$777.6
Issuance of restricted stock	415,867	—	—	—	—	—	—	—
Vesting of restricted stock units	8,162	—	—	—	—	—	—	—
Forfeiture of restricted stock award	(24,008)	—	—	—	—	—	—	—
Shares associated with employee tax withholding for vesting of certain equity awards	(9,940)	—	9,940	(0.1)	—	—	—	(0.1)
Equity-based compensation	—	—	—	—	5.3	—	—	5.3
Comprehensive income:
Net income	—	—	—	—	—	44.4	—	44.4
Other comprehensive loss	—	—	—	—	—	—	(1.3)	(1.3)
Balance at June 30, 2018	89,734,146	$—	19,516	$(0.2)	$769.7	$49.2	$7.2	$825.9

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at September 30, 2016	89,286,936	$—	—	$—	$758.9	$(9.6)	$(4.5)	$744.8
Issuance of restricted stock	5,434	—	—	—	—	—	—	—
Forfeiture of restricted stock award	(10,753)	—	—	—	—	—	—	—
Shares associated with employee tax withholding for vesting of certain equity awards	(9,576)	—	9,576	(0.1)	—	—	—	(0.1)
Equity-based compensation	—	—	—	—	4.2	—	—	4.2
Comprehensive income:
Net income	—	—	—	—	—	0.8	—	0.8
Other comprehensive income	—	—	—	—	—	—	4.5	4.5
Balance at June 30, 2017	89,272,041	$—	9,576	$(0.1)	$763.1	$(8.8)	$—	$754.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Nine Months Ended June 30,
	2018	2017
Cash flows from operations
Net income	$44.4	$0.8
Adjustments to reconcile to cash flows from operations:
Depreciation and amortization	57.6	53.5
Debt issuance costs amortization, debt issuance costs write-offs and original issue discount amortization	3.3	3.1
Provision for bad debt	1.5	(0.1)
Deferred income taxes	(4.5)	(0.8)
Equity-based compensation expense	5.3	4.2
Change in fair value of contingent consideration obligations	(14.7)	19.8
Gain from sales of property and equipment	(0.6)	—
Gain related to reimbursements of certain capital expenditures incurred	—	(8.1)
Changes in assets and liabilities:
Accounts and notes receivable	(32.9)	(63.8)
Inventories	(46.9)	(34.9)
Other current assets	(0.1)	3.1
Accounts payable	(8.1)	11.7
Accrued expenses and other liabilities	0.8	(1.1)
Changes in other operating assets and liabilities, net	2.7	0.6
Net cash provided by (used in) operating activities	7.8	(12.0)
Cash flows from investing activities
Additions to property and equipment	(11.8)	(20.7)
Proceeds from the disposal of property and equipment	3.3	0.4
Proceeds from reimbursement of certain capital expenditures incurred	—	8.4
Cash paid for asset acquisitions	(11.0)	(63.5)
Net cash used in investing activities	(19.5)	(75.4)
Cash flows from financing activities
Cash paid to TPG related to TRA	(4.2)	—
Proceeds from short-term debt	42.7	30.1
Repayments of short-term debt	(45.9)	(29.6)
Proceeds from issuance of long-term debt	524.7	611.6
Repayments of long-term debt and capital lease obligations	(514.3)	(536.7)
Payment of debt issuance costs	(0.8)	(1.3)
Net cash provided by financing activities	2.2	74.1
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(0.1)
Decrease in cash and cash equivalents	(10.1)	(13.4)
Cash and cash equivalents at the beginning of the period	53.9	47.5
Cash and cash equivalents at the end of the period	$43.8	$34.1
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$36.0	$33.9
Cash paid during the period for taxes (net of refunds)	$15.9	$4.3
Supplemental disclosure of non-cash investing activities:
Non-cash capital expenditures	$1.4	$16.0
Non-cash intangible assets acquired	$—	$3.7
Supplemental disclosure of non-cash financing activities:
Non-cash capital lease obligations, net	$0.2	$13.6

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in millions, except per share amounts)

1. Basis of Presentation and Nature of Operations

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. As such, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as disclosed herein) considered necessary for a fair statement have been included. Results of operations for the three and nine months ended June 30, 2018 are not necessarily indicative of results to be expected for the fiscal year ending September 30, 2018. Quarterly financial data should be read in conjunction with the consolidated financial statements and accompanying notes for the fiscal year ended September 30, 2017 included in the Company's Annual Report on Form 10-K filed with the SEC on December 7, 2017.

The Company recorded out-of-period adjustments during the three and nine months ended June 30, 2018 to correct errors in the tax provision and accrued costs. The net impact of these adjustments for the nine months ended June 30, 2018 was an increase to revenue of $0.4 million, a decrease to gross profit of $0.9 million and a decrease to net income $2.0 million. The net impact of the adjustment for the three months ended June 30, 2018 was an increase to revenue of $1.0 million, a decrease to gross profit of $1.8 million and a decrease to net income of $2.8 million. The Company does not believe these adjustments are material, individually or in the aggregate, to its unaudited Condensed Consolidated Financial Statements for the three and nine months ended June 30, 2018, nor does it believe such items are material to any of its previously issued annual or quarterly financial statements, or its expected 2018 annual financial statements.

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

3. Acquisitions

Ultra Chem Acquisition

On April 3, 2017, the Company completed the Ultra Chem Acquisition for $56.7 million, net of cash acquired of $0.5 million, pursuant to the Ultra Chem Stock Purchase Agreement.  As of June 30, 2018, $9.3 million of the purchase price may remain in escrow for a period of up to five years from the closing of the acquisition and relates to indemnification obligations under the Ultra Chem Stock Purchase Agreement. The escrow amount will be released pursuant to the terms of the Ultra Chem Stock Purchase Agreement and related documentation. The Ultra Chem Acquisition was financed with approximately $58.0 million of borrowings under the ABL Facility. There is no contingent consideration related to the Ultra Chem Acquisition.

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

There were no transaction costs incurred by the Company associated with the Ultra Chem Acquisition during the three months ended June 30, 2018. Transaction costs incurred by the Company associated with the Ultra Chem Acquisition were $0.1 million during the nine months ended June 30, 2018 and $0.3 million and $1.2 million during the three and nine months ended June 30, 2017, respectively.

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

Impact of the Ultra Chem Acquisition on the Company’s Condensed Consolidated Financial Information

For the three and six months ended March 31, 2018, the Company’s consolidated sales and operating revenues include $19.8 million and $40.4 million, respectively, related to the operations of the acquired business. For the three and six months ended March 31, 2018, the Company’s consolidated net income includes less than $0.1 million and $0.3 million, respectively, related to the operations of the acquired business. Beginning on April 1, 2018, the operations of Ultra Chem were fully integrated into the Company’s operations and ERP system.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Sales and operating revenues	$1,046.4	$942.7	$3,017.0	$2,690.4
Operating income	$40.1	$26.1	97.9	38.4
Net income from continuing operations	$17.5	$11.7	44.4	3.1
Net income	$17.5	$11.7	44.4	3.1
Basic net income per share	$0.23	$0.15	0.58	0.04
Diluted net income per share	$0.23	$0.15	0.58	0.04

Pro forma weighted average number of common shares outstanding
Basic	76,797,414	76,743,853	76,795,551	76,745,396
Diluted	76,983,350	76,828,868	76,952,758	76,830,296

Asset Acquisitions

In December 2016, the Company acquired customer contracts and a customer list. Additionally, in connection with this transaction, the Company entered into a supply agreement and a licensing agreement granting the Company the non-exclusive use of a certain trademark. The total consideration associated with this transaction was $8.5 million, of which $5.1 million was paid at closing. Of the remaining consideration, the Company paid $1.7 million in January 2018 and the remaining $1.7 million will be paid in January 2019. At June 30, 2018, this amount is included in Accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. In connection with this transaction, the Company recognized intangible assets totaling $8.5 million which are included in Other intangible assets, net of amortization on the Company’s condensed consolidated balance sheets. The acquired intangible assets will be fully amortized over estimated useful lives ranging between 10 and 13 years.

In April 2017, the Company completed an asset acquisition whereby it obtained certain customer contracts, a customer list and inventory. The total consideration associated with this transaction was approximately $1.9 million, with $1.6 million paid at closing. The remaining consideration was paid in April 2018. In connection with this transaction, the Company recognized an intangible asset related to the customer list of approximately $1.1 million which is included in Other intangible assets, net of amortization on the Company’s condensed consolidated balance sheet. The customer list will be amortized over an estimated useful life of five years.

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

4. Certain Balance Sheet Information

Cash and Cash Equivalents

Cash and cash equivalents were $43.8 million as of June 30, 2018 and $53.9 million as of September 30, 2017. These amounts included the following:

	June 30, 2018	September 30, 2017
Cash held by foreign subsidiaries	$39.8	$36.8
Non-USD denominated currency held by foreign subsidiaries	$35.6	$31.1
Currency denominated in RMB	$4.0	$8.5

Non-USD denominated currency held by foreign subsidiaries was primarily in euros and CAD. While the RMB is convertible into USD, foreign exchange transactions are subject to approvals from SAFE. The Company does not anticipate any significant adverse impact to overall liquidity from potential limitations on the transfer or conversion of cash and cash equivalents.

Inventories

Inventories at June 30, 2018 and September 30, 2017 consisted of the following:

	June 30, 2018	September 30, 2017
Finished products	$356.4	$310.6
Supplies	4.5	4.9
Total	$360.9	$315.5

The Company’s inventories in the U.S. and Canada are collateral under the Credit Facilities.

Other Non-Current Assets

Other non-current assets at June 30, 2018 and September 30, 2017 consisted of the following:

	June 30, 2018	September 30, 2017
Debt issuance costs of the ABL Facility	$4.1	$5.1
Indemnification receivable	1.2	1.4
Deposits	2.7	2.8
Interest rate swap	6.7	0.3
Other	0.7	1.0
Total	$15.4	$10.6

Amortization of debt issuance costs related to the ABL Facility recorded in Interest expense in the condensed consolidated statements of operations was $0.4 million and $1.0 million for the three and nine months ended June 30, 2018, respectively, and $0.7 million and $1.0 million for the three and nine months ended June 30, 2017, respectively.

Due to Related Party Pursuant to Contingent Consideration Obligations

Contingent Consideration - Deferred Cash Consideration

The contingent consideration associated with the Deferred Cash Consideration will be an amount in cash equal to the prevailing price of the Company’s common stock at the time that the Company pays such deferred cash payment multiplied by the number of Excess Shares (5,178,642 Excess Shares as of June 30, 2018).  Based on the terms of the Excess Shares, certain circumstances require the Company to pay all or a portion of the Deferred Cash Consideration to the Selling Equityholders, where such cash amount is calculated as set forth in the Merger Agreement, including (i) where the volume weighted average trading price of the Company’s common stock for any period of 20 trading days in any 30 trading day period exceeds $15.00 per share, and (ii) if any Excess Shares remain on June 30, 2021. If any Excess Shares remain on June 30, 2021, the Company must elect to either (i) within five business days of such date, pay the Selling Equityholders an amount in cash equal to the product of the number of remaining Excess Shares multiplied by the volume weighted-average trading price for the 20 trading day period immediately preceding such date or (ii) use reasonable best efforts to sell such shares to a third party in a primary offering and pay the gross proceeds thereof (less any underwriting discounts and commissions) to the Selling Equityholders. However, to the extent the number of shares issued in such offerings does not equal the full amount of Excess Shares remaining at the time of the offering, the Company’s obligations with respect to any remaining Excess Shares, including the obligation to continue to complete any necessary additional offerings, shall continue.

In order to estimate the fair value of the Deferred Cash Consideration, the Company estimates the value of the Excess Shares using a Monte Carlo simulation model. The estimated fair value of the Deferred Cash Consideration liability was $46.3 million and $35.1 million as of June 30, 2018 and September 30, 2017, respectively. See Note 9.

Contingent Consideration - TRA

Concurrent with the completion of the Business Combination, the Company incurred the liability for contingent consideration related to the TRA, which reflects amounts owed to the Selling Equityholders. This liability generally provides for the payment by the Company to the Selling Equityholders of 85% of the net cash savings, if any, in U.S. federal, state and local income taxes that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing Date as a result of (i) certain increases in tax basis resulting from the Company Merger, (ii) certain tax attributes of Holdings existing prior to the Mergers, (iii) net operating losses and certain other tax attributes of Blocker available to the Company as a result of the Blocker Merger and (iv) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments the Company makes under the TRA. The Company will retain the benefit of the remaining 15% of the net cash savings, if any. The Company estimated the fair value of the TRA liability based on a discounted cash flow model which incorporates assumptions of projected taxable income, projected income tax liabilities and an estimate of tax benefits expected to be realized as a result of the Business Combination. The current undiscounted cash flows associated with the TRA liability were estimated to be approximately $134.5 million over the time period during which the tax benefits are expected to be realized, currently estimated at over 20 years. The estimated fair value of the TRA liability is $75.0 million and $105.1 million as of June 30, 2018 and September 30, 2017, respectively. See Note 9. The decrease in the liability is reflective of the provisional impact associated with the Tax Act enacted in December 2017 (see Note 15), which lowers the Company’s projected income tax liabilities, the estimate of tax benefits expected to be realized as a result of the Business Combination and the ultimate amount expected to be paid by the Company to the Selling Equityholders.

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

5. Property, Plant and Equipment

Property, plant and equipment at June 30, 2018 and September 30, 2017 consisted of the following:

	June 30, 2018	September 30, 2017
Land	$50.7	$51.0
Plants and buildings(1)	107.2	106.5
Machinery and equipment (2)	151.6	152.8
Software and computer equipment	65.7	63.3
Construction in progress	8.1	5.0
Total	383.3	378.6
Less accumulated depreciation (3)	(95.3)	(62.5)
Property, plant and equipment, net	$288.0	$316.1

(1) Includes $13.7 million related to facilities acquired under capital leases for the periods ended June 30, 2018 and September 30, 2017.
(2) Includes $26.5 million and $27.2 million, respectively, related to equipment acquired under capital leases.
(3) Includes $6.6 million and $4.9 million, respectively, related to facilities and equipment acquired under capital leases.

Depreciation expense recognized on the property, plant and equipment described above was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Depreciation expense	$11.4	$12.2	$36.6	$35.5

Included in the carrying value of property, plant and equipment in the Company’s condensed consolidated balance sheets are certain closed facilities located in the U.S., which collectively have a carrying value of $1.1 million as of June 30, 2018 and September 30, 2017. The facilities do not currently meet the criteria for held-for-sale classification; accordingly, they remain classified as held and used.

During the fourth quarter of fiscal year 2017, the Company entered into a purchase agreement to buy land currently leased at one of the Company's distribution centers. The purchase is expected to be finalized during the first half of fiscal year 2019 for approximately $10.8 million.

Facility Lease

As a result of the sale in September 2016 of the Company’s Franklin Park facility to the Illinois Tollway Authority under an eminent domain proceeding, the Company relocated operations to a new leased facility in Montgomery, Illinois. During the three and nine months ended June 30, 2017, the Company recorded a gain of $5.4 million and $8.1 million, respectively, related to capital expenditures incurred in connection with the relocation and reimbursed by the Illinois Tollway Authority, which is included in Other Income on the condensed consolidated statements of operations.

6. Goodwill and Other Intangibles

Goodwill

The following is a progression of goodwill by reportable segment:

	Chemicals	Plastics	Other	Total
Balance at September 30, 2017	$362.8	$276.7	$63.5	$703.0
Foreign currency translation	(0.4)	(2.0)	—	(2.4)
Balance at June 30, 2018	$362.4	$274.7	$63.5	$700.6

Goodwill amounts by reportable segment at June 30, 2018 include the allocation of the purchase consideration of the Ultra Chem Acquisition as of the Ultra Chem Closing Date. See Note 3.

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

Other Intangible Assets

Definite-lived intangible assets at June 30, 2018 and September 30, 2017 consisted of the following:

		June 30, 2018			September 30, 2017
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	5-13	$239.8	$(39.0)	$200.8	$234.6	$(23.7)	$210.9
Supplier-related	6-10	3.2	(0.3)	2.9	1.5	(0.1)	1.4
Trade name	2-10	23.3	(11.2)	12.1	22.3	(7.0)	15.3
Below-market leases	1-7	0.7	(0.5)	0.2	0.7	(0.3)	0.4
Non-compete agreements	3-10	4.6	(1.7)	2.9	4.2	(0.7)	3.5
Total		$271.6	$(52.7)	$218.9	$263.3	$(31.8)	$231.5

Amortization expense recognized on the intangible assets described above was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Amortization expense	$7.1	$6.7	$21.0	$18.0

7. Debt

Short-term borrowings outstanding and the current portion of long-term debt and capital lease obligations at June 30, 2018 and September 30, 2017 are summarized below:

	June 30, 2018	September 30, 2017
Short-term borrowings	$37.7	$40.8
Current portion of long-term debt and capital lease obligations	9.8	10.3
Total short-term borrowings and current portion of long-term debt and capital lease obligations, net	$47.5	$51.1

Long-term debt outstanding at June 30, 2018 and September 30, 2017 is summarized below:

	June 30, 2018	September 30, 2017
ABL Facility	$157.4	$139.3
Term Loan Facility	642.0	646.9
Capital lease obligations (1)	34.9	37.5
Total long-term debt	834.3	823.7
Less: unamortized debt discount (2)	(2.4)	(2.7)
Less: debt issuance costs (3)	(15.4)	(16.7)
Less: current portion of long-term debt and capital lease obligations	(9.8)	(10.3)
Long-term debt and capital lease obligations, less current portion, net	$806.7	$794.0

(1)	Capital lease obligations exclude executory costs and interest payments associated with the underlying leases. See “Capital Lease Obligations” below.

(2)	The unamortized debt discount is related to the Term Loan Facility and amortized to interest expense over the life of the instrument using the effective interest rate method.

(3)	See discussion below under Term Loan Facility and Debt Issuance Cost Amortization.

Short-Term Borrowings

The Company’s short-term borrowings are associated with the Company’s operations in China and are summarized below:

	Facility Limit	Outstanding Borrowings Balance	Weighted Average Interest Rate on Borrowings	Outstanding LOC and Bankers’ Acceptance Bills	Remaining Availability
June 30, 2018
Bank of America - China (1)	$24.3	$23.0	4.4%	$—	$1.3
Bank of Communications - China (2)	22.7	14.7	5.4%	6.5	1.5
Total	$47.0	$37.7		$6.5	$2.8
September 30, 2017
Bank of America - China (1)	$24.3	$23.8	4.3%	$—	$0.5
Bank of Communications - China (2)	22.5	17.0	5.3%	5.3	0.2
Total	$46.8	$40.8		$5.3	$0.7

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

The weighted average interest rate on borrowings under the ABL Facility was 3.68% at June 30, 2018. The Company had the USD equivalent of $72.9 million in outstanding letters of credit under the ABL Facility at June 30, 2018. The collective credit availability under the U.S. and Canadian Tranches of the ABL Facility was the U.S. equivalent of $300.5 million at June 30, 2018. There was $5.0 million availability under the FILO Tranche at June 30, 2018. The ABL Facility matures on June 9, 2021.

Obligations under the ABL Facility are secured by a first priority lien on all ABL Facility first lien collateral, including eligible inventory and accounts receivable of the ABL Borrowers, and a second priority lien on all Term Loan Facility first lien collateral including outstanding equity interests of the Borrower and certain of the other subsidiaries of Holdings, in each case, subject to certain limitations; provided, that no ABL Facility first lien collateral or Term Loan Facility first lien collateral owned by the Canadian Borrower secure the obligations owing under the U.S. tranche of the ABL Facility. These accounts receivable and inventory totaled $722.9 million in the aggregate as of June 30, 2018.

As of June 30, 2018, the ABL Borrowers were in compliance with the covenants of the ABL Facility.

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

The Company is required to make scheduled quarterly payments in an aggregate annual amount equal to 1.0% of the aggregate principal amount of the outstanding term loans as of the Closing Date of the TLB Amendment No. 2, with the balance due at maturity. The weighted average interest rate for the Term Loan Facility was 5.44% at June 30, 2018. The Company amortized $0.1 million and $0.3 million of debt discount to interest expense during the three and nine months ended June 30, 2018, respectively and $0.1 million and $0.4 million of debt discount to interest expense during the three and nine months ended June 30, 2017, respectively. The Term Loan Facility matures on June 9, 2023.

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

As of June 30, 2018, the Company was in compliance with the covenants of the Term Loan Facility.

Debt Issuance Cost Amortization

Amortization expense included in interest expense related to debt issuance costs of the Term Loan Facility was $0.7 million and $2.1 million for the three and nine months ended June 30, 2018, respectively, and $0.7 million and $1.8 million for the three and nine months ended June 30, 2017, respectively.

Capital Lease Obligations

The capital lease obligation balance of $34.9 million as of June 30, 2018 is primarily associated with the Ryder Lease and the Montgomery Lease. The Ryder Lease obligation excludes decreasing annual interest payments ranging from $0.9 million to less than $0.1 million, for aggregate interest payments totaling $3.0 million. The Montgomery Lease obligation excludes decreasing annual interest payments ranging from $1.0 million to $0.1 million, for aggregate interest payments of $12.9 million.

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

Derivative assets and liabilities at June 30, 2018 and September 30, 2017 consisted of the following:

	Recorded to	June 30, 2018	September 30, 2017
Short-term derivative asset	Other current assets	$1.6	$—
Long-term derivative asset	Other non-current assets	$6.7	$0.3
Short-term derivative liability	Accrued expenses and other liabilities	$0.4	$1.1
Long-term derivative liability	Other non-current liabilities	$—	$0.2
Other Comprehensive Income(1)	Accumulated other comprehensive income	$6.2	$—
(1) Other Comprehensive Income for the fiscal year ended September 30, 2017 was less than $0.1 million

Gains and losses (net of reclassifications into income, including any ineffective portion) related to the interest rate swaps were as follows:

		Three Months Ended June 30,		Nine Months Ended June 30,
	Recorded to	2018	2017	2018	2017
Realized loss	Interest expense	$0.3	$1.2	$1.0	$1.5
Unrealized gain (loss), net of tax	Other comprehensive income (loss)	$2.1	$(0.7)	$6.2	$(0.4)

The tax impact of the unrealized gains and losses related to the interest-rate swaps was $0.9 million and $2.5 million for the three and nine months ended June 30, 2018, respectively, and $0.3 million for the three and nine months ended June 30, 2017. At June 30, 2018, $1.7 million in unrealized gains were expected to be realized and recognized in income within the next twelve months.

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

The carrying values of borrowings outstanding under the Credit Facilities approximate fair value at June 30, 2018 and September 30, 2017, primarily due to their variable interest rate. The estimated fair value of these instruments is classified by the Company as a Level 3 measurement within the fair value hierarchy due to the varying interest rate parameters as outlined in the respective loan agreements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Contingent Consideration

The fair value of the contingent consideration related to the Deferred Cash Consideration as discussed in Note 4 was $46.3 million and $35.1 million as of June 30, 2018 and September 30, 2017, respectively. The increase in the liability was largely driven by the increase in the Company’s stock price. The measurement of the contingent consideration related to the Deferred Cash Consideration is classified by the Company as a Level 3 measurement within the fair value hierarchy. In order to estimate the fair value of the Deferred Cash Consideration, the Company estimates the value of the Excess Shares using a Monte Carlo simulation model with the market price of the Company’s common stock at each valuation date being a significant input to this model. Unobservable inputs to the valuation are the expected volatility during the applicable period as well as a marketability discount to reflect the illiquidity of the Excess Shares given their terms. An increase in the market price of the Company’s common stock has the same directional effect on the value of the liability related to the Deferred Cash Consideration. An increase in the volatility and marketability discount will lower the value of the liability related to the Deferred Cash Consideration.

The fair value of the liability for the contingent consideration related to the TRA as discussed in Note 4 was $75.0 million and $105.1 million as of June 30, 2018 and September 30, 2017, respectively. The decrease in the liability is reflective of the provisional impact associated with the Tax Act enacted in December 2017 (see Note 15), which lowers the Company’s projected income tax liabilities, the estimate of tax benefits expected to be realized as a result of the Business Combination and the ultimate amount expected to be paid by the Company to the Selling Equityholders. The liability for the contingent consideration related to the TRA is classified by the Company as a Level 3 measurement within the fair value hierarchy. The Company estimates the fair value of the liability for the contingent consideration related to the TRA based on a discounted cash flow model which incorporates assumptions of projected taxable income, projected income tax liabilities and an estimate of tax benefits expected to be realized as a result of the Business Combination. Key inputs to the valuation are prevailing tax rates and market interest rates impacting the discount rate. A 100 basis point increase in the discount rate compared to the discount rate used at the June 30, 2018 valuation would have resulted in a decrease of approximately $0.1 million in the value of the liability for the contingent consideration related to the TRA. Additionally, this cash flow model is sensitive to changes in prevailing tax rates. A 100 basis point increase in the tax rate compared to the tax rate used at the June 30, 2018 valuation would have resulted in an increase of approximately $2.3 million in the value of the liability for the contingent consideration related to the TRA.

Changes in the fair value of the contingent consideration obligations for the nine months ended June 30, 2018 were as follows:

	TRA	Deferred Cash Consideration	Total Fair Value
Contingent consideration as of September 30, 2017	$105.1	$35.1	$140.2
Cash paid to TPG	(4.2)	—	(4.2)
Change in fair value of contingent consideration(1)	(25.9)	11.2	(14.7)
Contingent consideration as of June 30, 2018	$75.0	$46.3	$121.3
(1) Included in Operating income in the condensed consolidated statements of operations.

Significant changes in the estimates and inputs used in determining the fair value of the contingent consideration could have a material impact on the amounts recognized as a component of Operating income in future periods.

Interest Rate Swaps

The Company classifies interest rate swaps within Level 2. During the three months ended March 31, 2018, the Company entered into three additional interest rate swap agreements to help mitigate interest rate risk related to the variable rate Term Loan Facility. During the three months ended March 31, 2017, the Company entered into four interest rate swap agreements to help mitigate interest rate risk related to the variable rate Term Loan Facility. The swap agreements expire at various dates through February 2023. At June 30, 2018, the Company recorded $1.6 million to Other current assets, $6.7 million in Other non-current assets and $0.4 million in Accrued expenses and other liabilities in the condensed consolidated balance sheets related to these instruments.

During the nine months ended June 30, 2018 and 2017, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

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

During the nine months ended June 30, 2018, the Company granted 193,667 PSUs to employees under the 2016 LTIP. These awards will vest on September 30, 2020, entitling the recipient to receive a certain number of shares of the Company’s common stock, based on the Company’s achievement of the performance goals included in the PSUs, which are based on a return on invested capital calculation over a three-year performance period. Depending on the calculation as of the vesting date, a recipient is entitled to receive between 0% and 200% of the initial award. The awards are accounted for as equity instruments, and the fair value of these awards was determined by the closing price of the Company's common stock on the date of grant.

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

The following table summarizes all PSU activity during the nine months ended June 30, 2018:

	PSUs	Average Grant Date Fair Value Per Unit
Unvested PSUs at September 30, 2017	1,524,000	$8.92
Granted	193,667	7.50
Vested	—	—
Forfeited/Canceled	(22,500)	9.13
Unvested PSUs at June 30, 2018	1,695,167	$8.76

As of June 30, 2018, the Company may issue up to 3,390,334 shares of common stock related to the outstanding PSU awards described above under the 2016 LTIP. The PSU awards are accounted for as equity instruments, and the Company recognized compensation expense of $1.2 million and $3.5 million as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended June 30, 2018, respectively, and $1.3 million and $3.5 million for the three and nine months ended June 30, 2017, respectively, related to the PSUs. As of June 30, 2018, the outstanding PSUs had a weighted-average remaining contract life of 1.1 years. As of June 30, 2018, there was $5.3 million of total unrecognized compensation expense related to unvested PSUs.

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

The following table summarizes all restricted stock activity during the nine months ended June 30, 2018:

	Shares of Restricted Stock	Average Grant Date Fair Value Per Unit
Restricted stock at September 30, 2017	77,458	$8.26
Granted	415,867	7.50
Vested	—	—
Forfeited/Canceled	(24,008)	8.20
Restricted stock at June 30, 2018	469,317	$7.59

The restricted stock awards are accounted for as equity instruments, and the Company recognized compensation expense of $0.3 million and $1.0 million as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations during the three and nine months ended June 30, 2018, respectively, and $0.1 million and $0.4 million during the three and nine months ended June 30, 2017, respectively, related to the restricted stock. As of June 30, 2018, there was $2.3 million of total unrecognized compensation expense related to restricted stock, and a weighted average remaining life of 2.1 years.

During the fiscal year ended September 30, 2016, the TPG Restricted Stock Grants were awarded with respect to 100,000 shares of Company common stock owned by TPG. These awards vest in equal amounts over a three-year period provided that the recipients of such grants continue their employment with the Company. During the three months ended June 30, 2018, 27,471 shares of these awards vested, and 7,163 shares were transferred to the Company (reflected as treasury stock) to satisfy the officers’ and employees’ tax withholding obligations in connection with the vesting. During the fiscal year ended September 30, 2017, 33,297 shares of these awards vested, 9,576 shares were transferred to the Company (reflected as treasury stock) to satisfy the officers’ and employees’ tax withholding obligations in connection with the vesting, and 11,673 shares were transferred back to TPG due to forfeiture. The Company recognized compensation expense of $0.1 million and $0.2 million as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended June 30, 2018, respectively, and $0.1 million and $0.3 million for the three and nine months ended June 30, 2017, respectively, related to these awards. As of June 30, 2018, there was $0.4 million of total unrecognized compensation expense related to these awards and a weighted average remaining life of 0.9 years. While these awards were not made pursuant to the 2016 LTIP, they constitute equity-based compensation and therefore will count against the 2016 LTIP's share reserve to the extent the awards vest.

During the nine months ended June 30, 2018, the Company granted 999,492 stock options to employees under the 2016 LTIP. The awards vest in equal amounts over a three-year period provided that the recipients of such grants continue their employment with the Company. The Company used the Black-Scholes Merton model to estimate the fair value of the option awards at the grant date. The resulting grant date fair value is recognized as expense on a straight-line basis over the vesting period. The assumptions used in the Black-Scholes Merton model for the options included an expected term of six years, an expected stock price volatility of 35.0% based on a peer group of similar companies, an expected dividend yield of 0.0% and a risk-free interest rate of 2.1%.

The following table summarizes stock option activity during the nine months ended June 30, 2018:

	Stock Options	Average Grant Date Fair Value Per Unit	Weighted Average Exercise Price
Stock Options at September 30, 2017	—	$—	$—
Granted	999,492	2.84	7.42
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Stock Options at June 30, 2018	999,492	$2.84	$7.42

The stock options are accounted for as equity instruments, and the Company recognized compensation expense of $0.2 million and $0.6 million as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations during the three and nine months ended June 30, 2018, respectively, related to the stock options. As of June 30, 2018, there was $2.1 million of total unrecognized compensation expense related to stock options, and a weighted average remaining contractual life of 9.3 years. The outstanding stock options as of June 30, 2018 had an aggregate intrinsic value of $1.7 million. No stock options were exercisable as of June 30, 2018.

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

The following table summarizes RSU award activity during the nine months ended June 30, 2018:

	RSUs	Average Grant Date Fair Value Per Unit
Unvested RSUs at September 30, 2017	24,500	$7.28
Granted	—	—
Vested	(8,162)	7.28
Forfeited/Canceled	—	—
Unvested RSUs at June 30, 2018	16,338	$7.28

The RSUs are accounted for as equity instruments, and the Company recognized compensation expense of less than $0.1 million as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations during the three and nine months ended June 30, 2018 and 2017 related to the RSUs. During the nine months ended June 30, 2018, 8,162 RSUs vested, and 2,777 shares were transferred to the Company (reflected as treasury stock) to satisfy the employees’ tax withholding obligations in connection with the vesting. As of June 30, 2018, there was $0.1 million of total unrecognized compensation expense related to the RSUs, and a weighted average remaining life of 1.4 years.

During the three months ended December 31, 2016, the Company also awarded 10,500 phantom RSUs and 10,000 phantom PSUs to certain non-U.S. employees under the 2016 LTIP. The phantom RSUs vest equally over a three-year period on the anniversary of the grant date while the phantom PSUs vest under the same conditions as the PSU awards described above. During the fiscal year ended September 30, 2017, 3,500 of the phantom RSUs were forfeited and all of the phantom PSUs were forfeited. Upon vesting and provided the employee remains employed by the Company at that time, the awards will be settled in cash. In accordance with ASC 718, the remaining phantom RSU awards are accounted for as a liability, with the awards re-measured at the end of each reporting period based on the closing price of the Company’s common stock or using a Monte Carlo simulation model, as applicable. Compensation expense is recognized ratably on a straight-line basis over the requisite service period. An immaterial amount of compensation expense was recognized during the three and nine months ended June 30, 2018 and 2017 related to these awards.

As of June 30, 2018, there were 3,967,265 shares of the Company’s common stock available for issuance under the 2016 LTIP, assuming the PSU awards vest at their maximum target.

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

The following summarizes contributions to the plans described above:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Contributions recorded as a component of cost of sales and operating expenses	$1.1	$1.0	$3.1	$3.0
Contributions recorded as a component of selling, general and administrative expenses	1.6	1.6	4.8	4.8
Total contributions	$2.7	$2.6	$7.9	$7.8

11. Equity

Common Stock
The authorized common stock of the Company consists of 300,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of June 30, 2018, there were 89,753,662 shares of common stock issued and 89,734,146 shares of common stock outstanding, which includes the 12,476,250 Founder Shares. The Company has units outstanding which consist of one share of common stock and one warrant which are included in the respective totals.
Founder Shares
As of June 30, 2018, there were 12,476,250 Founder Shares. These Founder Shares are subject to forfeiture on the tenth anniversary of the Closing Date unless:

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
Warrants
As of June 30, 2018, there were 50,025,000 warrants outstanding to purchase 25,012,500 shares of common stock at an exercise price of $11.50 per share.
Preferred Stock
The authorized preferred stock of the Company consists of 1,000,000 shares. As of June 30, 2018, there were no shares of preferred stock issued and outstanding.

Treasury Stock
During the three months ended June 30, 2018, in connection with the vesting of one third of the TPG Restricted Stock Grants, 7,163 shares of common stock were transferred to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting. During the nine months ended June 30, 2018, in connection with the vesting of RSUs, 2,777 shares of common stock were transferred to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting. Following the transfers, these shares were not canceled and are therefore classified as treasury stock. Total treasury stock as of June 30, 2018 is 19,516 shares.

12. Earnings per Share

A reconciliation of the numerators and denominators of the basic and diluted per share computation follows.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Basic:
Net income	$17.5	$10.2	$44.4	$0.8
Weighted average number of common shares outstanding during the period	76,797,414	76,743,853	76,795,551	76,745,396
Net income per common share - basic	$0.23	$0.13	$0.58	$0.01

Diluted:
Net income	$17.5	$10.2	$44.4	$0.8
Denominator for diluted earnings per share:
Weighted average number of common shares outstanding during the period	76,797,414	76,743,853	76,795,551	76,745,396
Incremental common shares attributable to outstanding unvested restricted stock and unvested restricted stock units	185,936	85,015	157,207	84,900
Denominator for diluted earnings per common share	76,983,350	76,828,868	76,952,758	76,830,296
Net income per common share - diluted	$0.23	$0.13	$0.58	$0.01

Dilutive computations during the current period contain additional incremental common shares which are attributable to the outstanding unvested restricted stock awards issued to directors and employees and restricted stock units awards to employees; the outstanding stock options were not included as the result would have been anti-dilutive. During the three and nine months ended June 30, 2017, the outstanding restricted stock awards and restricted stock unit awards were included in the dilutive share calculation. For the three and nine months ended June 30, 2018 and 2017, there were 12,476,250 Founder Shares excluded from the basic and diluted computations because such shares were subject to forfeiture, and PSU awards, which were not included in the computation of diluted shares outstanding because performance targets and/or market conditions were not yet met for these awards. Diluted shares outstanding also did not include 25,012,500 shares of common stock issuable on the exercise of 50,025,000 warrants because the warrants were out-of-the-money for the three and nine months ended June 30, 2018 and 2017.

13. Commitments, Contingencies and Litigation

Operating Leases

The Company is a lessee of office buildings, transportation equipment, warehouses and storage facilities, other equipment, facilities and properties under operating lease agreements that expire at various dates. Rent expense (including rentals under short-term leases) was $6.4 million and $18.9 million for the three and nine months ended June 30, 2018, respectively, and $6.1 million and $19.2 million for the three and nine months ended June 30, 2017, respectively.

Future minimum non-cancellable rental payments as of June 30, 2018 are as follows:

2018	$14.0
2019	8.9
2020	6.7
2021	5.4
2022	3.8
Thereafter	0.4
Total	$39.2

Capital Leases

The Company leases certain equipment and facilities under capital lease agreements. As of June 30, 2018, future minimum lease payments under capital leases were as follows:

2018	$7.7
2019	7.4
2020	7.0
2021	6.9
2022	11.7
Thereafter	25.9
Total minimum capital lease payments	66.6
Less amount representing executory costs	(15.7)
Less amount representing interest	(16.0)
Present value of net minimum capital lease payments	$34.9

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

14. Related Party Transactions

On February 28, 2018, the Company entered into a Transportation Logistics Management Services Agreement with Transplace Texas, LP (“Transplace”), pursuant to which Transplace, a portfolio company of TPG and affiliate of the Company, agrees to provide certain transportation logistics management services to the Company over a minimum period of three years. The agreement was entered into on arms’ length terms following a competitive bid process. The Company subsequently signed an addendum to this agreement whereby Transplace will provide additional services for certain foreign operations. The estimated annual fee for services to be performed by Transplace is $1.4 million.

The tables below summarize activity recorded during the respective periods for related party transactions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Sales to related entities:
TPG portfolio entities	$0.7	$0.8	$3.2	$2.3
Entities related to members of the Board of Directors	$—	$0.1	$—	$0.1
Purchases from related entities:
TPG portfolio entities	$0.1	$—	$0.1	$—
Entities related to members of the Board of Directors	$3.4	$0.5	$9.6	$1.5

	June 30, 2018	September 30, 2017
Accounts receivable from related entities:
TPG portfolio entities	$0.5	$0.7
Accounts payable to related entities:
TPG portfolio entities	$0.4	$—
Entities related to members of the Board of Directors	$0.4	$0.1

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

	June 30, 2018	September 30, 2017
Due to related party pursuant to contingent consideration obligations:
Current liability	$9.2	$12.5
Non-current liability	112.1	127.7
Total fair value	$121.3	$140.2

During the nine months ended June 30, 2018 the Company paid $4.2 million to TPG related to the TRA. See Note 9.

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

The Tax Act significantly revises future U.S. corporate income taxes by, among other things, lowering U.S. corporate income tax rates and implementing a modified territorial tax system. Because the Company has a September 30 fiscal year end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 24.5% for the Company’s fiscal year ending September 30, 2018 and 21.0% for subsequent fiscal years. The Tax Act also provided for certain transition impacts. As part of the transition to the new modified territorial tax system, the Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. The Company does not currently anticipate an impact from the repatriation tax charge.

For the nine months ended June 30, 2018, the impact of the Tax Act resulted in a net tax benefit of approximately $4.5 million, related solely to the remeasurement of the Company’s net deferred tax liabilities at the lower enacted corporate tax rates.

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

Income tax expense for the three months ended June 30, 2018 was $9.7 million on pre-tax income of $27.2 million compared to the income tax expense of $5.9 million on pre-tax income of $16.1 million for the three months ended June 30, 2017. The current tax expense was largely attributable to income on profitable U.S. operations. The prior period tax expense was largely attributable to deferred taxes on profitable U.S. operations.

Income tax expense for the nine months ended June 30, 2018 was $15.6 million on pre-tax income of $60.0 million compared to the income tax expense of $4.0 million on pre-tax income of $4.8 million for the nine months ended June 30, 2017. The current period tax expense was attributable to profitable U.S. and foreign operations. The expense generated in the U.S. was offset by a current period benefit on deferred tax liabilities as a result of the impact of the Tax Act. The prior period tax expense was largely attributed to foreign income tax expense on profitable foreign operations.

At June 30, 2018 and September 30, 2017, the valuation allowance was $3.2 million and $3.1 million, respectively, primarily related to operations in Asia. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at June 30, 2018, management believes it is more likely than not that it will realize the majority of its deferred tax assets.

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

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of Income tax expense in the condensed consolidated statements of operations. There was an insignificant amount of interest and penalties recognized during all periods. The Company had $3.8 million and $1.8 million related to uncertain tax positions, including related accrued interest and penalties as of June 30, 2018 and September 30, 2017, respectively. Between the time of the initial recording of the uncertain tax provisions associated with the Ultra Chem Acquisition and the nine months ended June 30, 2018, the Company reduced the reserve by approximately $0.4 million due to the lapse of the applicable statute of limitations. During the third fiscal quarter of 2018, the Company recorded certain newly identified tax contingencies totaling $2.3 million, primarily related to the Company’s foreign operations. Separately, the Company also recognized $1.8 million of deferred tax assets, representing the reduction in income taxes the Company reasonably expects to recognize related to these foreign operations’ income tax-related uncertainties.

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

Plastics. The Plastics line of business distributes a broad product line consisting of commodity polymer products and prime engineering resins to plastics processors engaged in blow molding, extrusion, injection molding and rotation molding via railcars, bulk trucks, truckload boxes and mixed truckloads or less-than-truckload quantities. The Company's plastics products are distributed in more than 50 countries worldwide, primarily in North America, EMEA and Asia. While the Plastics line of business serves a broad cross section of industrial segments, key end markets are automotive and healthcare.

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

Summarized financial information relating to the Company’s lines of business is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Sales and operating revenues
Chemicals	$494.9	$443.9	$1,414.6	$1,211.3
Plastics	512.6	466.2	1,491.7	1,350.4
Other	38.9	32.6	110.7	93.5
Total sales and operating revenues	1,046.4	942.7	3,017.0	2,655.2
Gross profit
Chemicals	64.9	54.3	185.3	147.6
Plastics	49.6	43.1	138.5	124.9
Other	5.7	5.3	19.0	16.8
Total gross profit	120.2	102.7	342.8	289.3
Selling, general & administrative expenses	88.8	79.4	259.5	233.9
Transaction related costs	—	0.2	0.1	1.3
Change in fair value related to contingent consideration obligations	(8.7)	(0.8)	(14.7)	19.8
Operating income	40.1	23.9	97.9	34.3
Other income, net	0.4	5.7	0.9	8.3
Interest income (expense)
Interest income	0.2	—	0.4	0.2
Interest expense	(13.5)	(13.5)	(39.2)	(38.0)
Net income before income taxes	$27.2	$16.1	$60.0	$4.8

	June 30, 2018	September 30, 2017
IDENTIFIABLE ASSETS
Chemicals	$845.1	$793.6
Plastics	782.8	762.7
Other	95.5	91.0
Total identifiable assets by reportable segment	1,723.4	1,647.3
Unallocated assets	555.3	606.2
Total assets	$2,278.7	$2,253.5

Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
U.S.	$772.9	$699.1	$2,195.9	$1,970.7
Canada	48.7	43.3	142.5	126.9
Other North America	33.3	29.7	99.9	54.9
Total North America Operations	854.9	772.1	$2,438.3	$2,152.5
EMEA	139.0	120.9	415.9	342.2
Asia	52.5	49.7	162.8	160.5
Total	$1,046.4	$942.7	$3,017.0	$2,655.2

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

Key Factors Affecting our Results of Operations and Financial Condition

General and regional economic conditions. Consumption of chemicals and plastics in the industries and markets we serve are generally affected by the global economy and amplified by regional conditions. Although we manage our cost structure in line with general economic conditions, our volumes and profitability are ultimately correlated with the underlying demand for the end-products of the industries we serve. We have experienced improved industrial market demand through the third quarter of fiscal year 2018.

Price fluctuations. Selling prices of the products we distribute within our Chemicals and Plastics lines of business fluctuate with changes in the prices we pay for products.  Product costs are largely driven by global and regional economic conditions affecting the prices of two primary raw materials of production: crude oil (primarily naphtha) and natural gas (primarily ethane).  These two raw materials are used in the production of propylene and ethylene, the key feedstocks used in over 90% of organic-based commodity and specialty chemicals, as well as in the subsequent production of the intermediate plastics products we distribute.  The prices of these feedstocks are also affected by other factors, including choices made by producers for uses of feedstocks (e.g., as an ingredient in gasoline versus a feedstock to the chemical industry) and the capacity devoted to production for market supply and other macroeconomic factors that impact the producers.  As a distributor, the prices of these feedstocks are not in our control.  We are generally able to adjust finished good prices in accordance with fluctuations of our product costs and transportation-related costs (e.g., fuel costs).  As a result, movements in our sales revenue and cost of sales tend to correspond with changes in our product prices.  Through the third quarter of fiscal year 2018, we continued to execute on effective pricing initiatives and managed supply constraints through efficient inventory management.

As supply or demand patterns change, there can be a corresponding volatility in the selling prices of the products we distribute.  Gross profit margins generally decrease in deflationary price environments and increase during inflationary pricing environments, although the extent to which profitability increases or decreases depends on the rate at which selling prices adjust relative to inventory costs.  As a logistics provider, oil prices affect our transportation and delivery costs, along with changes in driver regulations, supply of drivers and common carrier rates.

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

Inflation. Our average selling prices generally rise in inflationary price environments as producers and suppliers raise the market prices of the products that we distribute. During inflationary periods our customers typically maximize the amount of inventory they carry in anticipation of even higher prices. Consequently, this environment of excess demand favorably impacts our volumes sold, revenues and gross profit due to the lag between rising prices and our cost of goods sold. The reverse is true in deflationary price environments. Deflationary forces create an environment of oversupply, driving market prices of products downward, and we must quickly adjust inventories and buying patterns to respond to price declines. Our primary objective is to replace inventories at lower costs while maintaining or enhancing unit profitability.

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

Our operations are most impacted by regional market price fluctuations of the primary feedstock materials, including crude oil and natural gas, and the downstream derivatives of these primary raw materials. Market price fluctuations of these primary raw materials directly impact the decisions of our suppliers, specifically the manufacturing capacity and market supply made available for production of the products we distribute. As supply or demand patterns change, we may experience a corresponding change in the average selling prices of the products we distribute.

The global markets showed growth through the third quarter of fiscal year 2018 reflected by increases in GDP, oil prices and U.S. Industrial Production Index.

The following is a summary of GDP, oil price and U.S. Industrial Production Index fluctuations in our various regions of operations by fiscal quarter:

	Q3 18 v Q3 17	Q2 18 v Q2 17	Q1 18 v Q1 17	Q4 17 v Q4 16
North America
U.S. GDP Growth	2.8%	2.6%	2.5%	2.3%
U.S. Industrial Production Index	3.6%	3.4%	3.0%	1.3%
West Texas Intermediate Crude Oil Average Price Increase	41.0%	21.5%	12.2%	7.2%
EMEA
Euro Area GDP Growth	2.1%	2.5%	2.8%	2.8%
Brent Crude Oil Average Price Increase	47.6%	23.1%	20.3%	11.0%
Asia
China GDP Growth (1)	6.8%	6.8%	6.9%	6.9%

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

North America

The North American economic environment continued to improve through the third quarter of fiscal year 2018. U.S. GDP increased in the third fiscal quarter of 2018 as compared to third fiscal quarter of 2017, and the inflation rate rose 2.9% in the third fiscal quarter of 2018 compared to the same period in the prior year due primarily to rising oil and gas prices.

In terms of currency, the CAD strengthened against the USD through the third quarter of fiscal year 2018, which positively affected, among other items, the reported dollar revenues and gross profit from our operations in Canada. Additionally, the Peso strengthened in value against the USD through the third quarter of fiscal year 2018.

EMEA

In Europe, we conduct business primarily in the Western European countries. As evidenced by their increases in GDP through fiscal year 2018, the economic environment in the countries in which we operate in Europe has continued to improve.

In terms of currency, the euro and other European currencies strengthened versus the USD through the third quarter of fiscal year 2018, which positively affected, among other items, the reported dollar revenues and gross profit from our European operations.

The market price for the products we sell in Europe typically correlate to the market price of Brent Crude as these operations are primarily based on the distribution of commodity plastics products which are sourced in Europe. Consistent with the increase in oil prices through the third quarter of fiscal year 2018, we have experienced an increase in average selling price for the products we distribute in Europe.

Asia

Our operations in Asia are concentrated mainly in China. GDP growth in China, as reported by the Chinese government, has remained steady through the past several fiscal quarters.

In terms of currency, the RMB strengthened against the USD through the third quarter of fiscal year 2018 following declines during fiscal year 2017, which positively affected, among other items, the reported dollar revenues and gross profit from our operations in China.

Certain Factors Affecting Comparability to Prior Period Financial Results

In April 2017, we completed the Ultra Chem Acquisition. Accordingly, the results of the acquired operations since the Ultra Chem Closing Date are included in our condensed consolidated results of operations, including the results for the first nine months of fiscal year 2018. The acquired operations are primarily included in our Chemicals line of business. See Note 3 to our condensed consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2018 compared with Three Months Ended June 30, 2017

					Percentage of Sales and Operating Revenues For the
	Three Months Ended June 30,		Difference		Three Months Ended June 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Sales and operating revenues
Chemicals	$494.9	$443.9	$51.0	11.5%	47.3%	47.1%
Plastics	512.6	466.2	46.4	10.0%	49.0%	49.4%
Other	38.9	32.6	6.3	19.3%	3.7%	3.5%
Total sales and operating revenues	$1,046.4	$942.7	$103.7	11.0%	100.0%	100.0%

Gross profit
Chemicals	$64.9	$54.3	$10.6	19.5%	13.1%	12.2%
Plastics	49.6	43.1	6.5	15.1%	9.7%	9.2%
Other	5.7	5.3	0.4	7.5%	14.7%	16.3%
Total gross profit	$120.2	$102.7	$17.5	17.0%	11.5%	10.9%
Selling, general and administrative expenses	88.8	79.4	9.4	11.8%	8.5%	8.4%
Transaction related costs	—	0.2	(0.2)	(100.0)%	—%	—%
Change in fair value of contingent consideration obligations	(8.7)	(0.8)	(7.9)	(987.5)%	(0.8)%	(0.1)%
Operating income	40.1	23.9	16.2	67.8%	3.8%	2.5%
Other income, net	0.4	5.7	(5.3)	(93.0)%	—%	0.6%
Interest expense, net	(13.3)	(13.5)	0.2	1.5%	(1.3)%	(1.4)%
Net income before income taxes	27.2	16.1	11.1	68.9%	2.6%	1.7%
Income tax expense	9.7	5.9	3.8	64.4%	0.9%	0.6%
Net income	$17.5	$10.2	$7.3	71.6%	1.7%	1.1%

Sales and operating revenues

Sales and operating revenues for the three months ended June 30, 2018 increased $103.7 million, or 11.0%, compared to the three months ended June 30, 2017. The increase in revenues was primarily attributable to an increase in average selling prices of 10.2% across all segments in all regions largely due to an inflationary pricing environment and a shift in portfolio mix to products with higher average selling prices. Approximately $14.4 million of the increase was a result of strengthening exchange rates of various currencies versus the USD as compared to the same period in the prior fiscal year.

Chemicals

Sales and operating revenues for the Chemicals line of business for the three months ended June 30, 2018 increased $51.0 million, or 11.5%, compared to the three months ended June 30, 2017. The revenue increase was primarily attributable to a 12.9% increase in average selling prices largely as a result of an inflationary pricing environment and increased specialty mix. This increase was partially offset by a decrease in volumes of 1.2% due to specialty product supply constraints. Disciplined commercial execution to balance price and volume resulted in the lower volumes, but yielded higher average selling prices.

Plastics

Sales and operating revenues for the Plastics line of business for the three months ended June 30, 2018 increased $46.4 million, or 10.0%, compared to the three months ended June 30, 2017. The revenue increase was primarily attributable to a 7.1% increase in average selling prices in an inflationary pricing environment and an increase in volumes of 2.7% resulting from higher demand in North America and continued market share gain in EMEA. Approximately $13.0 million of the increase above was a result of strengthening exchange rates of various currencies versus the USD compared to the same period in the prior fiscal year.

Other

Sales and operating revenues for the Other segment for the three months ended June 30, 2018 increased $6.3 million, or 19.3%, compared to the three months ended June 30, 2017. The increase in revenues was primarily due to growth in waste services to existing customers.

Gross profit

Gross profit increased $17.5 million, or 17.0%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Gross profit increased primarily due to a favorable shift in product mix and continued specialty supplier growth in the Chemicals line of business. Additionally, our centralized platform allowed us to effectively manage supply chain logistics to mitigate freight cost increases and facilitate strong price execution. Approximately $1.1 million of the increase in gross profit was due to the strengthening of exchange rates of various currencies versus the USD compared to the same period in the prior fiscal year.

Chemicals

Gross profit for the Chemicals line of business increased $10.6 million, or 19.5%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Gross profit increased primarily due to a favorable shift in product mix and strong commercial execution. Additionally, the increase in gross profit was primarily due to the addition of new specialty suppliers.

Plastics

Gross profit for the Plastics line of business increased $6.5 million, or 15.1%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Gross profit increased primarily due to a favorable shift in product mix and strong commercial execution. Approximately $1.0 million of the increase in gross profit was due to the strengthening of exchange rates of various currencies versus the USD compared to the same period in the prior fiscal year.

Other

Gross profit for the Other segment increased $0.4 million, or 7.5%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily due to the increase in revenues as discussed above as well as certain management cost savings initiatives.

Selling, general and administrative expenses

					Percentage of Sales and Operating Revenues For the
	Three Months Ended June 30,		Difference		Three Months Ended June 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Selling, general and administrative expenses	$88.8	$79.4	$9.4	11.8%	8.5%	8.4%

Selling, general and administrative expenses for the three months ended June 30, 2018 increased $9.4 million, or 11.8%, compared to the three months ended June 30, 2017. This increase was driven by number of factors, including variable incentives, reflecting our continued outperformance, as well as foreign exchange, professional fees and assorted other variable expenses.

Transaction related costs

					Percentage of Sales and Operating Revenues For the
	Three Months Ended June 30,		Difference		Three Months Ended June 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Transaction related costs	$—	$0.2	$(0.2)	(100.0)%	—%	—%

There were no transaction related costs in the three months ended June 30, 2018 and $0.2 million in the three months ended June 30, 2017 primarily related to the Ultra Chem Acquisition.

Changes in fair value of contingent consideration

					Percentage of Sales and Operating Revenues For the
	Three Months Ended June 30,		Difference		Three Months Ended June 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Change in fair value of contingent consideration obligations	$(8.7)	$(0.8)	$(7.9)	(987.5)%	(0.8)%	(0.1)%

We incurred a gain of $8.7 million and $0.8 million in the three months ended June 30, 2018 and 2017, respectively. The gain in the current fiscal quarter was primarily due the gain in Deferred Cash Consideration driven primarily by the decrease in our stock price during the three months ended June 30, 2018 and the gain on the TRA which was driven by changes in various inputs to the calculation including the estimated discount rate, expected interest rates and assumptions surrounding certain tax benefits associated with the Business Combination (see Note 15 to our condensed consolidated financial statements). The gain for the three months ended June 30, 2017 was related to the change in the fair value of both the TRA and Deferred Cash Consideration. See Notes 4 and 9 to our condensed consolidated financial statements.

Other income, net

					Percentage of Sales and Operating Revenues For the
	Three Months Ended June 30,		Difference		Three Months Ended June 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Other income, net	$0.4	$5.7	$(5.3)	(93.0)%	—%	0.6%

Other income, net for the three months ended June 30, 2018 was $0.4 million primarily related to proceeds from the sale of fleet vehicles. Other income, net for the three months ended June 30, 2017 was $5.7 million primarily due to the gain related to reimbursements received for certain capital expenditures incurred in connection with the relocation of certain operations.

Interest expense, net

					Percentage of Sales and Operating Revenues For the
	Three Months Ended June 30,		Difference		Three Months Ended June 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Interest expense, net	$13.3	$13.5	$(0.2)	(1.5)%	1.3%	1.4%

Interest expense, net was $13.3 million and $13.5 million for the three months ended June 30, 2018 and 2017, respectively, related to the Credit Facilities, along with the amortization of debt issuance costs. Interest expense, net decreased primarily due to a smaller realized loss on the interest rate swaps.

Income tax expense

					Percentage of Sales and Operating Revenues For the
	Three Months Ended June 30,		Difference		Three Months Ended June 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Income tax expense	$9.7	$5.9	$3.8	64.4%	0.9%	0.6%

Income tax expense was $9.7 million and $5.9 million for the three months ended June 30, 2018 and 2017, respectively. The current period expense was primarily attributable to income on profitable U.S. operations. Additionally, the current period expense includes certain newly identified tax contingencies. The prior period tax expense was largely attributable to deferred taxes on profitable U.S. operations.

Nine Months Ended June 30, 2018 compared with Nine Months Ended June 30, 2017

					Percentage of Sales and Operating Revenues For the
	Nine Months Ended June 30,		Difference		Nine Months Ended June 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Sales and operating revenues
Chemicals	$1,414.6	$1,211.3	$203.3	16.8%	46.9%	45.6%
Plastics	1,491.7	1,350.4	141.3	10.5%	49.4%	50.9%
Other	110.7	93.5	17.2	18.4%	3.7%	3.5%
Total sales and operating revenues	$3,017.0	$2,655.2	$361.8	13.6%	100.0%	100.0%

Gross profit
Chemicals	$185.3	$147.6	$37.7	25.5%	13.1%	12.2%
Plastics	138.5	124.9	13.6	10.9%	9.3%	9.2%
Other	19.0	16.8	2.2	13.1%	17.2%	18.0%
Total gross profit	342.8	$289.3	$53.5	18.5%	11.4%	10.9%

Selling, general and administrative expenses	259.5	233.9	25.6	10.9%	8.6%	8.8%
Transaction related costs	0.1	1.3	(1.2)	(92.3)%	—%	—%
Change in fair value of contingent consideration obligations	(14.7)	19.8	(34.5)	(174.2)%	(0.5)%	0.7%
Operating income	97.9	34.3	63.6	185.4%	3.2%	1.3%
Other income, net	0.9	8.3	(7.4)	(89.2)%	—%	0.3%
Interest expense, net	(38.8)	(37.8)	(1.0)	(2.6)%	(1.3)%	(1.4)%
Net income before income taxes	60.0	4.8	55.2	1,150.0%	2.0%	0.2%
Income tax expense	15.6	4.0	11.6	290.0%	0.5%	0.2%
Net income	$44.4	$0.8	$43.6	5,450.0%	1.5%	—%

Sales and operating revenues

Sales and operating revenues for the nine months ended June 30, 2018 increased $361.8 million, or 13.6%, compared to the nine months ended June 30, 2017. The increase in revenues was primarily attributable to an 11.8% increase in average selling prices across most product categories in all regions largely due to an inflationary pricing environment, the strengthening of the oil and gas market and a shift in portfolio mix to products with higher average selling prices. Volumes were up 1.5% for the period. Approximately $51.9 million of the increase was due to strengthening exchange rates of various currencies versus the USD as compared to the same period in the prior fiscal year.

Chemicals

Sales and operating revenues for the Chemicals line of business for the nine months ended June 30, 2018 increased $203.3 million, or 16.8%, compared to the nine months ended June 30, 2017. The revenue increase was primarily attributable to a 13.2% increase in average selling prices as well as an increase in volumes of 3.1%. Volume and average selling price performance was primarily the result of the continued recovery in the oil and gas industry, increased specialty mix and increased industrial demand, partially offset by volume decreases in Asia.

Plastics

Sales and operating revenues for the Plastics line of business for the nine months ended June 30, 2018 increased $141.3 million, or 10.5%, compared to the nine months ended June 30, 2017. The revenue increase was primarily attributable to an increase in average selling prices of 11.1% across all regions. Volumes were essentially flat for the period. Approximately, $48.0 million of the increase above was due to strengthening exchange rates of various currencies versus the USD compared to the same period in the prior fiscal year.

Other

Sales and operating revenues for the Other segment for the nine months ended June 30, 2018 increased $17.2 million, or 18.4%, compared to the nine months ended June 30, 2017. The increase in revenues was primarily due to growth in the waste services business to existing customers due to increased industrial production.

Gross profit

Gross profit increased $53.5 million, or 18.5%, for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017. Gross profit increased primarily due to the shift in product mix and continued specialty supplier growth. Additionally, our centralized platform allowed us to effectively manage supply chain logistics to mitigate supply constraints, freight cost increases and facilitate strong commercial execution. Approximately $4.3 million of this increase was attributable to strengthening exchange rates of various currencies versus the USD as compared to the same period in the prior fiscal year.

Chemicals

Gross profit increased $37.7 million, or 25.5%, for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017. The increase in gross profit was driven primarily by improved specialty mix compared to the same period in the prior fiscal year. Additionally, gross profit increased due to our strong commercial execution strengthened by leveraging our centralized technology platform to effectively manage supply shortages for certain specialty products globally as well as supply constraints in North America predominately caused by adverse weather conditions earlier in the period.

Plastics

Gross profit increased $13.6 million, or 10.9%, for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017. The increase in gross profit was primarily attributable to a favorable shift in product mix. Approximately $4.0 million of the increase was due to strengthening exchange rates of various currencies versus the USD compared to the same period in the prior fiscal year.

Other

Gross profit increased $2.2 million, or 13.1%, for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017. The increase was primarily due to management cost savings initiatives.

Selling, general and administrative expenses

					Percentage of Sales and Operating Revenues For the
	Nine Months Ended June 30,		Difference		Nine Months Ended June 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Selling, general and administrative expenses	$259.5	$233.9	$25.6	10.9%	8.6%	8.8%

Selling, general and administrative expenses for the nine months ended June 30, 2018 increased $25.6 million, or 10.9%, compared to the nine months ended June 30, 2017. This increase was driven by a number of factors, including variable incentives, reflecting our continued outperformance, as well as foreign exchange, professional fees and assorted other variable expenses.

Transaction related costs

					Percentage of Sales and Operating Revenues For the
	Nine Months Ended June 30,		Difference		Nine Months Ended June 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Transaction related costs	$0.1	$1.3	$(1.2)	(92.3)%	—%	—%

     We incurred transaction related costs of $0.1 million and $1.3 million in the nine months ended June 30, 2018 and 2017, respectively. Current period transaction costs are primarily related to the Ultra Chem Acquisition and the prior period was primarily related to the Ultra Chem Acquisition and the Business Combination.

Changes in fair value of contingent consideration

					Percentage of Sales and Operating Revenues For the
	Nine Months Ended June 30,		Difference		Nine Months Ended June 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Change in fair value of contingent consideration obligations	$(14.7)	$19.8	$(34.5)	(174.2)%	(0.5)%	0.7%

We incurred a gain of $14.7 million and a loss of $19.8 million in the nine months ended June 30, 2018 and 2017, respectively, related to the contingent consideration associated with the Deferred Cash Consideration and TRA. The gain in the current period was primarily due to the TRA liability gain of $25.9 million which primarily reflects the provisional impact of the Tax Act during the first fiscal quarter of 2018 and changes in various inputs to the calculation including the estimated discount rate, expected interest rates and assumptions surrounding certain tax benefits associated with the Business Combination (see Note 15 to our condensed consolidated financial statements), partially offset by the loss of $11.2 million in the Deferred Cash Consideration driven primarily by the increase in our stock price during the nine months ended June 30, 2018. The loss for the nine months ended June 30, 2017 was primarily due to the change in the fair value of both the TRA and Deferred Cash Consideration. See Notes 4 and 9 to our condensed consolidated financial statements.

Other income, net

					Percentage of Sales and Operating Revenues For the
	Nine Months Ended June 30,		Difference		Nine Months Ended June 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Other income, net	$0.9	$8.3	$(7.4)	(89.2)%	—%	0.3%

Other income, net for the nine months ended June 30, 2018 was $0.9 million primarily related to proceeds from the sale of fleet vehicles. Other income, net for the nine months ended June 30, 2017 was $8.3 million primarily due to the gain related to reimbursements received for certain capital expenditures incurred in connection with the relocation of certain operations.

Interest expense, net

					Percentage of Sales and Operating Revenues For the
	Nine Months Ended June 30,		Difference		Nine Months Ended June 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Interest expense, net	$38.8	$37.8	$1.0	2.6%	1.3%	1.4%

Interest expense, net was $38.8 million and $37.8 million for the nine months ended June 30, 2018 and 2017, respectively, related to the Credit Facilities, along with the amortization of debt issuance costs. Interest expense, net increased primarily due to the increased weighted average interest rate on the ABL Facility.

Income tax expense

					Percentage of Sales and Operating Revenues For the
	Nine Months Ended June 30,		Difference		Nine Months Ended June 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Income tax expense	$15.6	$4.0	$11.6	290.0%	0.5%	0.2%

Income tax expense for the nine months ended June 30, 2018 was $15.6 million and was largely attributable to current year income on profitable U.S. and foreign operations. Additionally, the current period expense includes certain newly identified tax contingencies. The current period expense generated in the U.S. was partially offset by a benefit of $4.5 million on deferred tax liabilities as a result of the Tax Act. Income tax expense for the nine months ended June 30, 2017 was $4.0 million and primarily attributable to foreign income tax expense on profitable foreign operations.

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

Capital Expenditures

Cash capital expenditures for the nine months ended June 30, 2018 were $11.8 million and related primarily to facility improvements, equipment purchases, and additional information technology investments. We expect our aggregate capital expenditures for fiscal year 2018 (excluding acquisitions and any assets acquired via capital leases) to be approximately $25.0 million. Capital expenditures are expected to be primarily related to fixed asset and equipment replacements and improvements to our information technology infrastructure.

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

At June 30, 2018, we had $157.4 million in borrowings outstanding under the ABL Facility. Interest expense related to the ABL Facility, excluding amortization of debt issuance costs, was $2.1 million and $6.1 million for the three and nine months ended June 30, 2018, respectively, and $2.0 million and $4.8 million for the three and nine months ended June 30, 2017, respectively.

As of June 30, 2018, we were in compliance with the covenants of the ABL Facility.

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

At June 30, 2018, we had $642.0 million in borrowings outstanding under the Term Loan Facility. We are required to make mandatory principal payments on an annual basis, commencing with the fiscal year ending September 30, 2017, if cash flows for the year, as defined in the agreement, exceed certain levels specified in the agreement. We were not required to make such principal payment for fiscal year 2017. Interest expense related to the Term Loan Facility, excluding original issue discount amortization and amortization of debt issuance costs, was $8.9 million and $25.1 million for the three and nine months ended June 30, 2018, respectively and $8.0 million and $25.3 million for the three and nine months ended June 30, 2017, respectively.

As of June 30, 2018, we were in compliance with the covenants of the Term Loan Facility.

Liquidity

The following table summarizes our liquidity position as of June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
Cash and cash equivalents	$43.8	$53.9
ABL Facility availability	300.5	277.8
Total liquidity	$344.3	$331.7

Cash and Cash Equivalents

At June 30, 2018, we had $43.8 million in cash and cash equivalents of which $39.8 million was held by foreign subsidiaries, $35.6 million of which was denominated in currencies other than the USD, primarily in euros and CAD, and $4.0 million in China denominated in RMB. While the RMB is convertible into USD, foreign exchange transactions are subject to approvals from the SAFE. We do not anticipate any significant adverse impact to overall liquidity from potential limitations on the transfer or conversion of cash and cash equivalents.

ABL Facility

Under the ABL Facility, if as of any date of determination when Trigger Event Excess Availability (as defined in the ABL Facility) is below certain thresholds or upon certain defaults, we will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent, which will be used to repay outstanding loans and cash collateralized letters of credit. Such requirement will be deemed continuing until the Trigger Event Excess Availability exceeds such threshold amount for 20 consecutive days. At June 30, 2018, Trigger Event Excess Availability under the ABL Facility was $300.5 million, which was $249.9 million in excess of the $50.6 million threshold that would trigger the foregoing requirements.

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

Cash Flows

The following table sets forth the major categories of our cash flows for the nine months ended June 30, 2018 and 2017:

Major Categories of Cash Flows
(in millions)	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017
Net cash provided by (used in) operating activities	$7.8	$(12.0)
Net cash used in investing activities	(19.5)	(75.4)
Net cash provided by financing activities	2.2	74.1
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(0.1)
Decrease in cash and cash equivalents	(10.1)	(13.4)
Cash and cash equivalents at the beginning of period	53.9	47.5
Cash and cash equivalents at the end of period	$43.8	$34.1

Nine Months Ended June 30, 2018 compared to Nine Months Ended June 30, 2017

Cash flows from operating activities

Net cash provided in operating activities for the nine months ended June 30, 2018 was $7.8 million. Net income of $44.4 million, adjusted for significant non-cash items such as depreciation and amortization expenses, amortization of debt issuance costs, provision for bad debt, deferred income taxes, equity-based compensation expense, changes relating to contingent consideration liabilities, and gain from sales of property and equipment collectively totaling $47.9 million, resulted in cash inflows of $92.3 million during the nine months ended June 30, 2018. Net cash provided by operating activities was impacted by the items specified below:

•
Accounts and notes receivable increased $32.9 million primarily driven by higher average selling price due to an inflationary pricing environment in the current period. There were no significant changes in billing terms during the nine months ended June 30, 2018.

•	Inventories increased $46.9 million primarily due to the inflationary environment, replenishment of inventory and higher costs associated with increased specialty mix.

•	Accounts payable decreased $8.1 million primarily driven by the timing of payments during the nine months ended June 30, 2018.

•
Accrued expenses and other liabilities increased $0.8 million which primarily reflects the accrual of the annual employee incentive compensation for the current fiscal year offset by the payment in the first quarter of fiscal year 2018 of the annual employee incentive compensation related to prior fiscal year.

•	Other current assets and other assets and liabilities contributed $2.6 million.

Net cash used in operating activities for the nine months ended June 30, 2017 was $12.0 million. Net income of $0.8 million, adjusted for the gain related to reimbursement for certain capital expenditures incurred in connection with the relocation of certain operations, and significant non-cash items such as depreciation and amortization expenses, amortization of debt issuance costs, provision for bad debt, deferred income taxes, equity based compensation expense, and changes relating to contingent consideration liabilities collectively totaling $71.6 million, resulted in cash inflows of $72.4 million during the nine months ended June 30, 2017. Net cash used by operating activities was impacted by the items specified below:

•
Accounts and notes receivable increased $63.8 million driven primarily by higher sales volumes and rising average selling prices experienced during the nine months ended June 30, 2017 as well as timing of collections at period end. There were no significant changes in billing terms or collection processes during the current period.

•	Accounts payable increased $11.7 million. The increase in accounts payable was primarily driven by higher volumes and purchase prices during the nine months ended June 30, 2017.

•	There was an increase in inventories of $34.9 million during the nine months ended June 30, 2017 largely driven by overall increased sales and volumes.

•	Accrued expenses and other liabilities decreased $1.1 million which included the payment of the annual employee incentive compensation.

•	Other current assets decreased $3.1 million primarily driven by amortization of prepaid expenses.

•	Other assets and liabilities contributed $0.6 million.

Cash flows from investing activities

Investing activities used $19.5 million of cash during the nine months ended June 30, 2018, primarily due to the additions of property and equipment of $11.8 million mainly related to facility improvements, equipment purchases, and additional information technology investments and the cash paid for asset acquisitions of $11.0 million, partially offset by $3.3 million of proceeds from the disposal of property and equipment.

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

Cash flows from financing activities

Financing activities provided $2.2 million of cash during the nine months ended June 30, 2018, primarily as a result of net borrowings on the ABL Facility of $18.1 million partially offset by net payments on short-term debt of $3.2 million, payments on the Term Loan Facility of $4.9 million, capital lease payments of $2.8 million, and the payment of debt issuance costs of $0.8 million related to TLB Amendment No. 2. In addition, $4.2 million was paid to TPG related to the TRA liability.

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

Contractual Obligations and Commitments

As of June 30, 2018, amounts due under our contractual commitments were as follows:

	Payments Due by Period (in millions)
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Short-term and long-term debt obligations (1)	$44.2	$170.3	$622.6	$—	$837.1
Estimated interest payments on long-term debt obligations (2)	44.9	88.2	71.8	—	204.9
Capital lease obligations (3)	7.7	14.4	18.6	25.9	66.6
Operating lease obligations (4)	14.0	15.6	9.2	0.4	39.2
Employee benefit obligations	—	—	—	3.2	3.2
Contingent consideration (5)	9.2	81.6	18.1	72.9	181.8
Other obligations (6)	9.7	2.5	1.4	1.4	15.0
Total	$129.7	$372.6	$741.7	$103.8	$1,347.8

(1)
Short-term obligations primarily include the payment of $37.7 million outstanding under credit facilities available to our operations in China and $6.5 million in principal installment payments under our Term Loan Facility. Long-term debt obligations include (i) the payment of $157.4 million in outstanding principal under our ABL Facility and (ii) the payment of $635.5 million in outstanding principal under our Term Loan Facility. See Note 7 to our condensed consolidated financial statements.

(2)
Estimated interest payments include cash interest payments and estimated commitment fees on long-term debt obligations. Variable interest rate payments were estimated using interest rates as of June 30, 2018 held constant to maturity.

(3)
Capital lease obligations represent future payments on capital lease agreements, including lease payments on all tractors under the Ryder Lease and the Montgomery Lease. The amounts above include executory costs of approximately $2.4 million per year, for aggregate executory costs totaling $15.7 million. Additionally, the amounts include decreasing annual interest payments ranging from $2.0 million to $0.1 million, for aggregate interest payments totaling $16.0 million on all capital leases. We are permitted to terminate the lease of an individual tractor under the Ryder Lease on the anniversary of its delivery date, provided that certain conditions are met. In the event we terminate the lease of an individual tractor in accordance with the terms of the Ryder Lease, we may elect to purchase the individual tractor at a predetermined residual value or return the tractor to Ryder, subject to an adjustment based on the then-current market value of the individual tractor. See Note 7 to our condensed consolidated financial statements.

(4)
Operating lease obligations represent payments for a variety of facilities and equipment under non-cancellable operating lease agreements, including office buildings, transportation equipment, warehouses and storage facilities and other equipment.

(5)
Liabilities for contingent consideration are related (i) to the TRA that we entered into in connection with the Business Combination and (ii) the Deferred Cash Consideration that will be paid to Selling Equityholders pursuant to the Merger Agreement. The amount included in the table above for the Deferred Cash Consideration is based on the undiscounted expected value of the payment and is currently included in the 1-3 Years column based on the final payment date of June 9, 2021 as defined in the Merger Agreement. However, as further defined in the Merger Agreement, payments could be required to be made by us prior to June 9, 2021. The timing of payments associated with the liability for the contingent consideration related to the TRA is based on expected undiscounted cash flows in future periods, and may change based on actual results. See Notes 4 and 9 to our condensed consolidated financial statements.

(6)
Other obligations are related to (i) non-cancellable equipment orders, (ii) certain IT-related contracts and (iii) remaining payments related to asset acquisitions. (See Note 3 to our condensed consolidated financial statements).

Not included in the table above is $10.8 million for a planned land acquisition expected to be finalized during the first half of fiscal year 2019. The consummation of this purchase agreement is subject to customary closing conditions.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K at June 30, 2018.

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

Credit Risk

We are subject to the risk of loss arising from the credit risk related to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on substantially all customers requesting credit and we will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. With the exception of our operations in China, we generally do not require collateral with respect to credit extended to customers. Our operations in China offer billing terms that allow certain customers to remit payment during a period of time ranging from 30 days to nine months. These notes receivable ($9.3 million at June 30, 2018) are supported by banknotes issued by large banks in China on behalf of their customers.

At June 30, 2018, no individual customer represented greater than 5.0% of the outstanding accounts receivable balance.

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

Borrowings under our ABL Facility bear a variable interest rate, which was a weighted average rate of 3.68% for the three months ended June 30, 2018. For each $100.0 million drawn on the ABL Facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

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

The fair value of the liability for the contingent consideration related to the TRA was $75.0 million as of June 30, 2018. The calculation of the liability for the contingent consideration related to the TRA uses a cash flow model which incorporates current interest rates in the discount rate used to discount the obligation to present value. A 100 basis point increase in the discount rate compared to the discount rate used at the June 30, 2018 valuation would have resulted in a decrease of approximately $0.1 million in the value of the liability for the contingent consideration related to the TRA. Additionally, this cash flow model is sensitive to changes in applicable tax rates. A 100 basis point increase in the tax rate compared to the tax rate used at the June 30, 2018 valuation would have resulted in an increase of approximately $2.3 million in the value of the liability for the contingent consideration related to the TRA.

The fair value of the liability for the contingent consideration related to Deferred Cash Consideration was $46.3 million as of June 30, 2018. The liability for the contingent consideration related to the Deferred Cash Consideration is highly sensitive to the price of our common stock at each valuation date. A $1.00 increase/decrease in the price of our common stock from its June 30, 2018 price would have increased/decreased the fair value of the liability for the Deferred Cash Consideration by approximately $5.1 million.

Derivatives

During the three months ended March 31, 2018, we entered into three additional interest rate swap agreements with a combined notional amount of $300.0 million to help mitigate interest rate risk related to the variable rate Term Loan Facility. During the three months ended March 31, 2017, we entered into four interest rate swap agreements with a combined notional amount of $300.0 million to help mitigate interest rate risk related to the variable rate Term Loan Facility. The swap agreements expire at various dates from February 2020 through February 2023 and are accounted for as cash flow hedges. Gains or losses resulting from changes in the fair value of the swaps are recorded in other comprehensive income. Gains and losses recorded in other comprehensive income are reclassified into and recognized in income when the interest expense on the Term Loan Facility is recognized. At June 30, 2018, we recorded a net asset of $7.9 million in the condensed consolidated balance sheet related to these instruments.

During the nine months ended June 30, 2018, we reclassified into income and recognized a realized loss on the interest rate swaps of $1.0 million, which was recorded in interest expense. During the nine months ended June 30, 2018, we recorded an unrealized gain on the interest rate swaps (net of taxes and reclassifications into income) of $6.2 million, which was recorded in other comprehensive income. As of June 30, 2018, $1.7 million in unrealized gains were expected to be realized and recognized in income within the next twelve months.

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

Included in our condensed consolidated statements of operations for the nine months ended June 30, 2018 is a less than $0.1 million net gain related to foreign exchange rate fluctuations. The most significant currency exposures during this period were to the RMB and CAD versus the USD. Assuming the same directional fluctuations as occurred during the nine months ended June 30, 2018, a hypothetical 10.0% weakening/strengthening in the average exchange rates of these currencies from that date would have generated a net loss/gain of less than $1.0 million in our condensed consolidated statements of operations for the nine months ended June 30, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the three months ended June 30, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
June 9, 2018	7,163	$9.66	—	—
Total	7,163	$9.66	—	—

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

Nexeo Solutions, Inc.

August 7, 2018	By:	/s/ Ross J. Crane
Ross J. Crane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)