Form 10-K
Nexeo Solutions, Inc.
filed 2018-12-06
CIK 1604416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
or
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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 299.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒
The aggregate market value of the voting stock held by non-affiliates of Nexeo Solutions, Inc. was $350,498,787 as of March 31, 2018, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934, as amended, and excluding shares held by directors and executive officers. As of November 30, 2018, there were 89,698,331 shares of the Company's common stock outstanding, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement relating to the 2019 Annual Meeting of Stockholders of Nexeo Solutions, Inc., which will be filed with the Securities and Exchange Commission within 120 days of September 30, 2018, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

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

DHS	U.S. Department of Homeland Security
Director Founder Shares	The 30,000 original Founders Shares transferred to the Company’s prior independent directors
Distribution Business	The global distribution business purchased by the Predecessor from Ashland
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
EMEA	Europe, Middle East and Africa
EPA	U. S. Environmental Protection Agency
EPCRA	U.S. Emergency Planning and Community Right-To-Know Act
EPS	Earnings or loss per share
ERP	Enterprise resource planning

Excess Shares	The 5,178,642 shares of Company common stock used to calculate the Deferred Cash Consideration payable to the Selling Equityholders pursuant to the Merger Agreement
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FHMTL	U.S. Federal Hazardous Material Transportation Law
FILO Tranche	$30.0 million tranche within the ABL Facility for non-Canadian foreign subsidiaries to issue loans and letters of credit
FPA	First Pacific Advisors, LLC
Founder Shares	The 12,506,250 shares of Company common stock issued to the Sponsor at the time of the IPO
GDP	Gross domestic product
Holdings	Nexeo Solutions Holdings, LLC
HMR	U.S. Hazardous Materials Regulations
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended
IPO	The initial public offering of WLRH, consummated on June 11, 2014
Merger Agreement	Agreement and Plan of Merger, as amended, by and among WLRH, Blocker Merger Sub, Company Merger Sub, Holdings, Blocker, and Nexeo Holdco, LLC dated as of March 21, 2016
Mergers	The Company Merger and the Blocker Merger, collectively
Merger Sub I	Pilates Merger Sub I Corp, a Delaware corporation and direct wholly owned Subsidiary of Univar
Merger Sub II	Pilates Merger Sub II Corp, a Delaware corporation and direct wholly owned Subsidiary of Univar
Montgomery Lease	The Company’s leased facility in Montgomery, Illinois that commenced in the first fiscal quarter of 2017
NASDAQ	NASDAQ Stock Market
Notes	8.375% Senior Subordinated Notes of the Predecessor due 2018
NYSE	New York Stock Exchange
OSH Act	U.S. Occupational Safety and Health Act of 1970
OSHA	U.S. Occupational Safety and Health Administration which administers the OSH Act
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

TLB Amendment No. 1	The amendment to the Term Loan Facility dated March 22, 2017
TLB Amendment No. 2	The amendment to the Term Loan Facility dated December 19, 2017
TPG	TPG Capital, L.P. together with its affiliates, including TPG Accolade
TPG Accolade	TPG Accolade, L.P.
TPG Restricted Stock Grants	Restricted stock agreements entered into between TPG and certain of the Company’s officers and employees
TRA	The Tax Receivable Agreement entered into in connection with the Business Combination, by and between the Company and the Selling Equityholders, dated as of June 9, 2016
TRA Holders	Nexeo Holdco, LLC, TPG VI, Nexeo I, LP., TPG VI Nexeo II, L.P. and TPG VI FOF Nexeo L.P.
TRA Termination Agreement	The TRA Termination Agreement included as Exhibit 10.1 to the Form 8-K filed with the SEC on September 18, 2018.
TSCA	U.S. Toxic Substances Control Act
Ultra Chem Acquisition	The April 3, 2017 acquisition of the equity interests of the Mexico City, Mexico based chemicals distribution business of the Ultra Chem Group pursuant to the Ultra Chem Stock Purchase Agreement
Ultra Chem Closing Date	April 3, 2017
Ultra Chem Group	The Mexico City, Mexico based chemicals distribution business of Ultra Chem, S. de R.L. de C.V. and its related entities
Ultra Chem Stock Purchase Agreement	The Stock Purchase Agreement dated March 9, 2017 related to the purchase of the equity interests of Ultra Chem Group
Univar	Univar, Inc.
Univar Merger Agreement	Agreement and Plan of Merger by and among Nexeo, Univar, Merger Sub I and Merger Sub II dated as of September 17, 2018 providing for the acquisition of Nexeo by Univar.
U.S.	United States of America
USD	U.S. Dollar
U.S. GAAP	U.S. Generally accepted accounting principles
U.S. Tranche	U.S. Tranche of the ABL Facility

WLRH	WL Ross Holding Corp.

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

Our future results will depend upon various other risks and uncertainties, including those described in "Item 1A. Risk Factors." Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's current expectations and assumptions about future events, and speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

PART I

Item 1. Business

Company Overview

We are a global materials distributor for chemicals products in North America and Asia and for plastics products in North America, EMEA and Asia. In connection with the distribution of chemicals products, we provide value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development. We also provide on-site and off-site hazardous and non-hazardous environmental services, including waste collection, transportation, recovery, disposal arrangement and recycling services in North America, primarily the U.S. During fiscal year 2018, we distributed nearly 24,000 products in more than 80 countries for approximately 1,400 suppliers to approximately 27,300 customers.

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

The depth and diversity of our product line and service offerings allows us to provide many of our customers with a one-stop-shop resource for their chemicals and plastics needs. For customers with multiple locations, our centralized business model helps ensure consistency of product offerings and a single point of contact. Our services and broad product offerings allow for product customization, cost savings to customers on transaction and transportation costs and reliance on a single supplier to source all of a customer's diverse product requirements.

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

We distribute our product portfolio through a global supply chain consisting of approximately 170 owned, leased or third party warehouses, rail terminals and tank terminals with a private fleet of 1,110 units, including tractors and trailers, primarily in North America. We currently employ approximately 2,760 employees globally. At September 30, 2018, we had approximately 510 sales professionals in North America, EMEA and Asia, including technical support, field managers and strategic account managers who assist our customers in the selection and application of commodity and specialty products for their end products and processes.

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

On September 17, 2018, Nexeo and Univar entered into the Univar Merger Agreement providing for the acquisition of Nexeo by Univar. The Univar Merger Agreement and the proposed transaction were approved unanimously by the Board of Directors of both Nexeo and Univar and are subject to review by the SEC and regulatory agencies in the U.S. and other jurisdictions. The Univar Merger Agreement is also subject to a number of conditions, including, among other things and as further described in the Univar Merger Agreement: (i) the adoption by Nexeo’s stockholders of the Univar Merger Agreement, (ii) the approval by Univar’s stockholders of the issuance of the shares of Univar common stock in connection with the proposed transaction contemplated by the Univar Merger Agreement, (iii) the receipt of other required regulatory approvals, (iv) the absence of any law or governmental order prohibiting the proposed transaction, (v) the effectiveness of Univar's registration statement and the approval for listing on the NYSE of the shares of Univar common stock in connection with the proposed transaction contemplated by the Univar Merger Agreement, (vi) no material adverse effect on Nexeo's and Univar's operations having occurred since the signing of the Univar Merger Agreement and (vii) the termination of the TRA. There can be no assurance that the conditions to the completion of the proposed transaction will be satisfied or waived or that the proposed transaction will be completed. On November 16, 2018, Univar and Nexeo announced that the waiting period under the HSR Act expired.
See Note 3 to our consolidated financial statements for further discussion of the Univar Merger Agreement.
Industry Overview

The global market for industrial materials encompasses the products we offer. This market contains both products distributed directly to customers by suppliers and indirectly by distribution channel partners. Indirect distribution channel partners, like us, serve as intermediaries between suppliers and customers representing an additional step in the distribution supply chain. Suppliers leverage their distribution partners to administer the complexity of servicing the small and mid-size customer base while providing needed technical product expertise. The total available market of distribution is driven by macroeconomic factors, as well as suppliers’ decisions to either serve markets or customers directly or use a distribution partner. By creating and executing superior distribution services and related capabilities, we strive to encourage suppliers to increase the magnitude of business being served by us as a distribution partner in the global market.

The chemicals and plastics materials distribution industry is characterized by increasingly complex regulatory, environmental and safety landscapes, the need for market intelligence that requires time and effort to develop and, in some cases, significant capital investments for transportation and storage infrastructure. Adding to the complexity of this business environment is the increasing demand by end customers for individualized solutions. These solutions are generally comprised of essential products and value-added services including blending, packaging and other special handling and special logistics requirements such as 24/7 delivery. We believe our ability to serve these complex needs as a result of our capabilities and scale will encourage suppliers to further leverage distributors like us as their preferred channel to market.

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

Profitability Growth & Margin Expansion. We seek to form strategic partnerships by leveraging foundational capabilities to demonstrate value propositions. We plan to optimize our portfolio by eliminating low profit business, expanding specialty product mix and executing ongoing productivity initiatives. To supplement growth, we have been actively pursuing accretive bolt-on acquisitions of product lines and businesses complementary to our current offerings.

Operational Excellence. We are committed to continued operational excellence by broadening our value-added service capabilities and delivering best-in-class service through a culture of continuous improvement. We focus on pricing strategies to optimize profit and efficient cash utilization through fully integrated purchasing and global enterprise cash management. Our commitment to high quality service is demonstrated by dedicated customer service representatives, company-owned warehouses, a private fleet having an on-time delivery percentage of 98.8% and sophisticated inventory management practices.

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

Chemicals. Our Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via railcars, barges and bulk tanker trucks and as packaged goods in trucks. Our chemicals products are distributed in approximately 50 countries worldwide, primarily in North America and Asia. In connection with the distribution of chemicals products, we provide value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development. While our Chemicals line of business serves multiple end markets, the key end markets within the industrial space are household, industrial and institutional, performance coatings (including architectural coatings, adhesives, sealants and elastomers), lubricants, oil and gas and personal care.

Plastics. Our Plastics line of business distributes a broad product line consisting of commodity polymer products and prime engineering resins to plastics processors engaged in blow molding, extrusion, injection molding and rotation molding via railcars, bulk trucks, truckload boxes and mixed truckloads, or less-than-truckload quantities. We distribute plastics products in more than 60 countries worldwide, primarily in North America, EMEA and Asia. Our Plastics line of business serves a broad cross section of industrial segments, including key automotive and healthcare end markets.

Other. Our Environmental Services line of business, in connection with certain waste disposal service companies, provides customers with comprehensive on-site and off-site hazardous and non-hazardous waste collection, transportation, recovery, disposal arrangement and recycling services in North America, primarily in the U.S. These environmental services are offered through our network of distribution facilities used as transfer facilities and through a staff of dedicated on-site waste professionals. Our Environmental Services line of business serves multiple end markets such as aerospace and defense, automotive, chemical manufacturing, industrial manufacturing and oil and gas.

The table below provides a summary by line of business of the approximate number of customers served and key product offerings as of September 30, 2018:

	Chemicals	Plastics	Environmental Services
	Approximate Customers: 14,000(1)	Approximate Customers: 11,100(1)	Approximate Customers: 2,200(1)

Key Products	• Alcohols • Blends • Esters • Glycols • Hydrocarbons • Ketones • Methanol • Polyurethanes • Resins • Silicones • Surfactants	• Engineered Thermoplastics • Polyolefins (including Polypropylene) • Styrenics	• On-Site Services • Non-Hazardous and Hazardous Waste Disposal • Non-Hazardous Waste Treatment/Recycling
(1) Customer duplication between lines of business is immaterial

In each of the past three fiscal years, polypropylene was the only product that accounted for over 10.0% of our consolidated net revenue. During the fiscal years ended September 30, 2018, 2017, and 2016 polypropylene accounted for 15.9%, 15.5%, and 17.6%, respectively, of total consolidated net revenue. For the period from October 1, 2015 through June 8, 2016, polypropylene accounted for 17.7% of the Predecessor total consolidated net revenue.

The charts below provide a summary of the proportional revenue contributions from our lines of business and primary geographic markets during the fiscal year ended September 30, 2018, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale. It was not practical to provide a summary of the revenue contributions of our primary geographic markets based on external customer location. The substantial majority of our sales to customers in the geographic markets described below are made by entities located within the applicable geographic market.

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

Supplier Relationships

We source chemicals and plastics from a wide array of suppliers, including many leading global chemicals and plastics producers. We generally purchase and take possession of these products and then resell and deliver them to our customers. While our top ten suppliers generally fulfill approximately 55% of total product procured by value on an annual basis, we source products from approximately 1,400 suppliers. Two suppliers accounted for 11.6% and 9.6%, respectively, of consolidated purchases during the fiscal year ended September 30, 2018, 12.1% and 9.9%, respectively, for the fiscal year ended September 30, 2017 and 11.9% and 10.4%, respectively, for the fiscal year ended September 30, 2016. Two suppliers accounted for 12.0% and 9.8%, respectively, for the period from October 1, 2015 through June 8, 2016 for the Predecessor consolidated purchases.

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

•
Chemicals. We source chemicals from many suppliers, including several of the largest global chemical companies such as DowDuPont, Eastman Chemical, LyondellBasell, Methanex and Solvay. Our ten largest suppliers generally account for approximately 55% by value of the chemical products procured on an annual basis.

•
Plastics. Our plastics suppliers include several of the largest global chemical companies and plastics producers, such as BASF, Borealis, ExxonMobil Chemical Co., LyondellBasell and SABIC. Our ten largest suppliers generally account for approximately 85% by value of the plastics products procured on an annual basis.

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

Facilities

Our facilities are strategically placed to optimize route density in an effort to balance high-quality customer service with execution costs. In North America, we operate several "hub-and-spoke" models as described above. We believe this model is beneficial, as it enables us to efficiently aggregate customer demand, and allows us to match a large number of suppliers and customers at a lower cost. This system also supports economies of scale, a key driver of our profitability, as the aggregation of inventory at the "hubs" reduces inventory procurement costs and permits fleet optimization and efficient route planning through shipment consolidation and frequent deliveries to the "spokes." During fiscal year 2018, these facilities served approximately 21,200 customers.

In EMEA, our international plastics business operates through 23 third party operated warehouses and eight sales offices. These warehouses are located across EMEA, and during fiscal year 2018 they served approximately 4,400 customers.

In Asia, our international chemicals and plastics businesses operate through 16 third party operated warehouses and eight sales offices. These warehouses are located in China and served approximately 1,700 customers during fiscal year 2018.

The following table lists each of the active distribution facilities we own or lease and does not include third party operated facilities. We classify a facility as a "bulk facility" if it is engaged in delivering goods in bulk to our customers.

Distribution Facilities as of September 30, 2018

North American Facilities	Facility Type	Owned/Leased	Line(s) of Business
Birmingham, Alabama	Bulk/Warehouse	Owned	All
Mobile, Alabama	Bulk/Warehouse	Owned	All
Edmonton, Alberta	Bulk/Warehouse	Owned	All
Chandler, Arizona	Bulk/Warehouse	Owned	All
Richmond, British Columbia	Bulk/Warehouse	Leased	All
Carson, California (1)	Bulk/Warehouse	Leased	All
Fairfield, California	Bulk/Warehouse	Owned/Leased	All
Denver, Colorado	Bulk/Warehouse	Owned	All

Miami, Florida	Bulk/Warehouse	Owned	Chemicals and Plastics
Tampa, Florida	Bulk/Warehouse	Owned	Chemicals and Plastics
Doraville, Georgia	Bulk/Warehouse	Owned	Chemicals and Plastics
Montgomery, Illinois	Bulk/Warehouse	Leased	Chemicals and Plastics
Willow Springs, Illinois	Bulk/Warehouse	Owned	All
Kansas City, Kansas	Bulk/Warehouse	Owned	All
Kansas City, Kansas	Bulk/Warehouse	Leased	Plastics
Baton Rouge, Louisiana	Bulk/Warehouse	Owned	Chemicals and Plastics
Baton Rouge, Louisiana	Bulk/Warehouse	Owned	Chemicals and Plastics
Winnipeg, Manitoba	Bulk/Warehouse	Owned	All
Tewksbury, Massachusetts	Bulk/Warehouse	Owned	Chemicals and Plastics
Guadalajara, Mexico	Warehouse	Leased	Chemicals
Nuevo Leon, Mexico	Warehouse	Leased	Chemicals
Tepotzotlán, Mexico	Bulk/Warehouse	Leased	Chemicals and Plastics
Tepotzotlán, Mexico	Bulk/Warehouse	Leased	Chemicals
Querétaro, Mexico	Warehouse	Leased	Chemicals
Lansing, Michigan	Bulk/Warehouse	Owned	All
Warren, Michigan	Bulk/Warehouse	Owned	Chemicals and Plastics
Saint Paul, Minnesota	Bulk/Warehouse	Owned	Chemicals and Plastics
Shakopee, Minnesota	Bulk/Warehouse	Owned	All
St. Louis, Missouri	Bulk/Warehouse	Owned	All
Carteret, New Jersey	Bulk/Warehouse	Owned	Chemicals and Plastics
Charlotte, North Carolina	Bulk/Warehouse	Owned	All
Binghamton, New York	Warehouse	Owned	Plastics and Environmental Services
Tonawanda, New York	Bulk/Warehouse	Owned	Chemicals and Plastics
Columbus, Ohio	Bulk/Warehouse	Owned	Chemicals and Plastics
Dayton, Ohio	Warehouse	Owned	Plastics and Environmental Services
Evendale, Ohio	Bulk/Warehouse	Owned	Chemicals and Plastics
Grove City, Ohio	Bulk/Warehouse	Owned	Plastics
Twinsburg, Ohio	Bulk/Warehouse	Owned	Chemicals
Twinsburg, Ohio	Bulk/Warehouse	Leased	Chemicals and Plastics
Whipple, Ohio	Bulk/Warehouse	Leased	Chemicals
Tulsa, Oklahoma	Bulk/Warehouse	Owned	Chemicals and Plastics
Mississauga, Ontario	Bulk/Warehouse	Leased	All
Morrisville, Pennsylvania	Bulk/Warehouse	Owned	All
Catano, Puerto Rico	Warehouse	Owned	All
Anderson, South Carolina	Bulk/Warehouse	Owned	Plastics
Columbia, South Carolina	Bulk/Warehouse	Owned	All
Knoxville, Tennessee	Bulk/Warehouse	Owned	All
Memphis, Tennessee	Bulk/Warehouse	Owned	All
Nashville, Tennessee	Bulk/Warehouse	Owned	Chemicals and Plastics
Conroe, Texas	Bulk/Warehouse	Owned	Chemicals and Plastics
Garland, Texas	Bulk/Warehouse	Owned	All
Houston, Texas	Bulk/Warehouse	Owned	All
Midland, Texas	Bulk/Warehouse	Owned	All
Clearfield, Utah	Bulk/Warehouse	Leased	All
(1) During the first half of fiscal year 2019, we plan to acquire the land currently being leased.

Our principal executive offices are located in The Woodlands, Texas. We believe that our facilities are adequate for our current operations.

Private Fleet

Transportation of products to and from customers and suppliers is a fundamental component of our business. During fiscal year 2018, our North American distribution service relied on our private fleet of trucks, tankers and trailers for 69.4% of volume delivered from our warehouses to our customers. We relied on common carriers for the remainder of our deliveries.

At September 30, 2018, our private fleet consisted of 1,110 owned and leased units that carry solid, bulk and liquid materials.

Private Fleet Characteristics as of September 30, 2018

Vehicle Type	Number of Vehicles	Average Age (years)	Average Transport Capacity (lbs.)
Tractors	352	4	45,000
Bulk Liquid Tankers	400	16	42,000
Van Trailers	345	12	45,000
Dry Bulk Trailers	13	9	45,000

In addition, we currently lease approximately 400 railcars, which are primarily used for supplier shipments to our locations, stock transfers between our locations and occasional shipments to customers.

Our private fleet characteristics change constantly based on our market needs. We believe that we maintain an advantage over many of our competitors with our private fleet enterprise wide on-time delivery percentage of 98.8%. Our private fleet permits us to meet our customers’ demand and reduces their inventory risk through "just-in-time" delivery. Moreover, our ability to service our customers is less encumbered by the commercial transportation market providing reliability of service to customers, especially during periods of undersupply.

Direct Supply

In certain circumstances, we deliver full truckloads or large quantities of commodity products directly from a supplier to a customer, primarily via common carrier, and provide sourcing and supply chain support in connection with the delivery. Although the products move directly from supplier to customer, we remain the sole point of contact for both the customer and the supplier and generally take ownership of the products while in transit, bearing the risk of loss during transportation. Direct supply sales accounted for 18.1% of sales for the fiscal year ended September 30, 2018.

Sales and Marketing

For the fiscal year ended September 30, 2018, we served approximately 27,300 customers from a broad range of end markets resulting in approximately 480,000 orders for nearly 24,000 products. We have developed a sales and marketing organization with a broad scope of sales coverage to ensure we can service a diverse customer base.

As of September 30, 2018, our sales team consisted of approximately 510 sales professionals situated throughout North America, EMEA and Asia, including customer-facing personnel, such as technical support and corporate account managers, located in local markets. There are approximately 400 sales professionals based in North America, while approximately 60 sales professionals are based in EMEA and 50 sales professionals are based in Asia.

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

Proprietary Operating Systems

We have developed a highly scalable technology platform with a centralized system and robust data analytics. These highly sophisticated systems enhance operational flexibility and facilitate the volume of customer orders, global sourcing, customer relations, distribution-related logistics, regulatory compliance, risk management controls and financial reporting. The operating platform consists of our transportation management system, pricing system, digital marketing, customer portal and ERP system. Our ERP system is used across the Company, with the exception of our subsidiary in China. The advanced data gathering and analysis capabilities of our ERP system, and the efficiencies it provides, enable us to operate flexibly and create significant advantages across the supply chain. Our ERP system also provides advanced volume forecasting, enabling us to forecast rolling weekly volumes, anticipate demand shift fluctuations and quickly respond to rapidly changing customer needs. This capability helps our suppliers by providing reliable and accurate demand forecasts that result in improved efficiency, flexibility and faster execution. These daily forecasts also translate into better pricing as they allow for optimization of production schedules. We believe that continuous automation implementation drives operational excellence and productivity.

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

Plastics

Our primary Plastics distribution competitors in North America are Channel Prime Alliance, Entec Polymers, M. Holland Company and PolyOne Distribution. Our primary Plastics competitors in EMEA are Albis, Biesterfeld, Distrupol and two divisions of Ravago: Resinex and Ultrapolymers. Our primary Plastics competitors in Asia are KDF, Nagase and Sinochem.

Environmental Services

The primary competitors of our Environmental Services line of business are Clean Harbors, Heritage, Univar Inc. and Veolia.

Employees

At September 30, 2018, we had approximately 2,760 employees worldwide, with approximately 2,190 employees in the U.S., 100 employees in Canada, 180 employees in EMEA, 120 employees in Asia, and 170 employees in Latin America. In the U.S., approximately 150 of our employees are represented by unions in six locations representing seven bargaining units, five of which are affiliated with the International Brotherhood of Teamsters and two of which are affiliated with the United Steelworkers.

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

Many of the environmental laws and regulations affecting our operations relate to the prevention and remediation of impacts to air, soil or water resulting from the release of regulated materials. Past operations at some of our facilities have resulted in the contamination of soil and groundwater, some of which require remediation. Under the ADA Purchase Agreement, Ashland retained liability for remediation obligations known prior to March 31, 2011 related to Ashland's ownership and operation of the Distribution Business. In addition, Ashland retained liability for all other environmental remediation liabilities arising prior to March 31, 2011 for which Ashland received notice on or before March 31, 2016. After March 31, 2016, we assumed responsibility for all newly reported contamination and are required to indemnify Ashland should Ashland incur any expense related to such newly reported contamination. In situations where Ashland does not fulfill its indemnification obligations to us, we may be responsible for substantial remediation costs at or associated with our facilities or with the Distribution Business.

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

Resource Conservation and Recovery Act

RCRA and analogous state laws regulate the generation, transportation, treatment, storage and disposal of hazardous waste. RCRA also establishes the regulatory framework for the management of certain non-hazardous wastes. RCRA requires owners and operators of hazardous waste treatment, storage and disposal facilities to obtain a RCRA permit. These permits may include both remedial actions and operational conditions. RCRA requires owners and operators of regulated facilities to investigate and remediate hazardous waste releases and to demonstrate compliance with financial assurance requirements. The financial assurance requirements are designed to ensure that adequate financial resources exist to respond to any releases of hazardous wastes at a permitted site and to perform any necessary corrective action and permanent site closure activities. Several of our facilities are subject to RCRA permits and some are undergoing corrective action to address previous releases of regulated materials as required under their permits. While we were required to assume responsibility for corrective action at a few sites in connection with the transfer of the business from Ashland to the Predecessor, Ashland, pursuant to the ADA Purchase Agreement, agreed to continue to perform certain known ongoing corrective actions at these sites until they are completed and to indemnify the Predecessor for any costs necessary to complete these actions. However, we retain responsibility for any RCRA violations resulting from our own operations.

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

Our Chemicals line of business in Canada has completed the transition to Health Canada's Globally Harmonized System - aligned Hazardous Products Regulations standard.

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

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of our business activities. Although it is not possible to identify all of the risks we encounter, we have identified the following significant risk factors that could materially adversely affect our business, financial condition, cash flows or results of operations.

Risks Related to the Proposed Transaction with Univar

On September 17, 2018, Univar and Nexeo entered into the Univar Merger Agreement. The Univar Merger Agreement has increased our exposure to non-business related risks associated with the potential loss of stockholder value due to increased market speculation in connection with the proposed transaction. Additionally, there is increased risk of loss of key employees and talent during the pre-close and post transition periods.
The proposed transaction is subject to certain conditions, including conditions that may not be satisfied or completed on a timely basis, if at all.

The Univar Merger Agreement and the proposed transaction were approved unanimously by the Board of Directors of both Nexeo and Univar and are subject to review by the SEC and regulatory agencies in the U.S. and other jurisdictions. The Univar Merger Agreement is also subject to a number of conditions, including, among other things and as further described in the Univar Merger Agreement: (i) the adoption by Nexeo’s stockholders of the Univar Merger Agreement, (ii) the approval by Univar’s stockholders of the issuance of the shares of Univar common stock in connection with the proposed transaction contemplated by the Univar Merger Agreement, (iii) the receipt of other required regulatory approvals, (iv) the absence of any law or governmental order prohibiting the proposed transaction, (v) the effectiveness of Univar's registration statement and the approval for listing on the NYSE of the shares of Univar common stock in connection with the proposed transaction contemplated by the Univar Merger Agreement, (vi) no material adverse effect on Nexeo's and Univar's operations having occurred since the signing of the Univar Merger Agreement and (vii) the termination of the TRA. There can be no assurance that the conditions to the completion of the proposed transaction will be satisfied or waived or that the proposed transaction will be completed.

In order to complete the proposed transaction, Univar and Nexeo must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, completion of the proposed transaction may be jeopardized or the anticipated benefits of the proposed transaction could be reduced.
Completion of the proposed transaction is conditioned upon the receipt of other required regulatory approvals.
Although Nexeo and Univar have agreed in the Univar Merger Agreement to use their reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required governmental approvals, as the case may be, there can be no assurance that the relevant approvals will be obtained. In addition, the governmental entities that provide these approvals have broad discretion in administering the governing regulations. As a condition of approving the proposed transaction, these governmental entities may require divestitures, impose conditions, terms, obligations, or place restrictions on the conduct of Univar’s business after completion of the proposed transaction. Under the terms of the Univar Merger Agreement, Univar and Nexeo are required to use their respective reasonable best efforts to obtain the consents, approvals, permits and authorizations of any governmental entity required to consummate the proposed transaction.
Nexeo and Univar cannot be certain when, if, or under what conditions these approvals will be obtained. Failure to obtain such approvals may result in the delay or abandonment of the proposed transaction. There can be no assurance that regulators will not require divestitures, impose conditions, terms, obligations or place restrictions on the conduct of business, and that such divestitures, conditions, terms, obligations or restrictions will not have the effect of delaying the completion of the proposed transaction or imposing additional material costs on or materially limiting the revenues of the combined company following the proposed transaction, or otherwise adversely affecting Univar’s businesses and results of operations after the completion of the proposed transaction. In addition, Nexeo and Univar can provide no assurance that these divestitures, conditions, terms, obligations or restrictions will not result in the delay or abandonment of the proposed transaction.
Even after the remaining regulatory approvals that are a condition to the completion of the proposed transaction have been obtained, Nexeo and Univar can provide no assurances that the proposed transaction will not be challenged. Governmental authorities could seek to block or challenge the proposed transaction, including after the completion of the proposed transaction. In addition, private parties and individual states may bring legal actions under the antitrust laws in certain circumstances. Nexeo and Univar may not prevail and may incur significant costs in settling or defending any action under the antitrust laws. There can be no assurances that a challenge to the proposed transaction on antitrust grounds will not be made or, if a challenge is made, what the result will be.

Failure to complete the proposed transaction may negatively impact our share price and our future business and financial results.
If the proposed transaction is not completed for any reason, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the proposed transaction, we would be subject to a number of risks, including the following:

•	We may experience adverse reactions from the financial markets, including negative impacts on our stock prices;

•	We may experience negative reactions from our customers, regulators and employees;

•	We will be required to pay certain costs relating to the proposed transaction, whether or not the proposed transaction is completed; and

•
Matters relating to the proposed transaction (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

If the proposed transaction is not completed, the risks described above may materialize and may adversely affect our businesses, financial condition, financial results and stock price.
In addition, we could be subject to litigation related to any failure to complete the proposed transaction or related to any enforcement proceeding commenced against us to perform our respective obligations under the Univar Merger Agreement. If the proposed transaction is not completed, these risks may materialize and may adversely affect our businesses, financial condition, financial results and stock prices.
While the proposed transaction is pending, we will be subject to contractual restrictions under the Univar Merger Agreement that may have an adverse effect on our businesses.
The Univar Merger Agreement contains customary covenants which restrict us, without Univar’s consent, from taking certain specified actions until the proposed transaction closes or the Univar Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities that may arise prior to the completion of the proposed transaction or termination of the Univar Merger Agreement.
We will incur significant transaction and integration costs in connection with the proposed transaction.
We expect to pay significant transaction costs in connection with the proposed transaction. These transaction costs include legal, accounting, tax and financial advisory expenses, printing expenses, mailing costs and other related charges. A portion of the transaction costs will be incurred regardless of whether the proposed transaction is completed.
In accordance with the Univar Merger Agreement, we will generally pay our own costs and expenses in connection with the proposed transaction, whether or not the transaction is completed. Additionally, we have the right to terminate the Univar Merger Agreement under certain circumstances.
Uncertainty regarding the proposed transaction could cause suppliers, customers and other counterparties to delay or defer decisions concerning our Company that could adversely affect us.
The proposed transaction will occur only if stated conditions are met, many of which are outside our control. In addition, both parties to the Univar Merger Agreement have rights to terminate the Univar Merger Agreement under specified circumstances. Accordingly, there may be uncertainty regarding the completion of the proposed transaction. This uncertainty may cause suppliers, customers and other counterparties to delay or defer decisions concerning our businesses, which could negatively affect our respective businesses, results of operations and financial conditions. Suppliers, customers and other counterparties may also seek to change existing agreements with us as a result of the proposed transaction. Any delay or deferral of those decisions or changes in agreements with us could adversely affect our businesses, results of operations and financial conditions, regardless of whether the proposed transaction is ultimately completed.
Uncertainty regarding the proposed transaction could affect our ability to retain key employees or attract new key employees that could adversely affect our business.

Uncertainty about the effect of the proposed transaction on employees and customers may have an adverse effect on us, regardless of whether the Univar Merger Agreement is eventually completed. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Univar Merger Agreement is completed, or the Univar Merger Agreement is terminated, and for a period of time thereafter. Employee retention and recruitment may be particularly challenging for us during the pendency of the Univar Merger Agreement, as employees and prospective employees may experience uncertainty about their future roles with Univar. The departure of existing key employees or the failure of potential key employees to accept employment with us, despite our retention and recruiting efforts, could have a material adverse impact on our business, financial condition and operating results, regardless of whether the Univar Merger Agreement is eventually completed. Additionally, the loss of employees who manage key customer and supplier relationships or key products could negatively affect our ability to sell and support our business effectively, which could negatively impact our results of operations.

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

A portion of our sales and costs of sales are denominated in currencies other than the functional currency of our subsidiaries, exposing us to currency transaction risk.  Additionally, because we report our consolidated results in USD, the results of operations and the financial position of our international operations, which are generally reported in the relevant local currencies, are then translated into USD at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk.  Further, we have exposure to foreign exchange fluctuations arising from the remeasurement of certain foreign operations where the USD is the functional currency but accounting records are kept in local currency. Consequently, any change in exchange rates between our foreign subsidiaries' functional currencies and the USD will affect our consolidated statements of operations and balance sheets when the results of those operating companies are translated/remeasured into USD for reporting purposes. During fiscal year 2018, our most significant currency exposures were to the RMB, the CAD and the Peso and our results of operations were negatively impacted due to these exposures. The exchange rates between these and other foreign currencies and the USD may fluctuate substantially, and these fluctuations may have an adverse effect on our results of operations in future periods. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

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

Despite our current level of indebtedness, we may incur substantially more indebtedness in the future, which could further exacerbate the risks described above. At September 30, 2018, we had $817.1 million of principal amount of debt outstanding. In addition, we have $344.2 million of borrowings available under the ABL Facility, and under the terms of the Credit Facilities and subject to our continued compliance with specified ratios, we have the option:

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

Although we maintain a significant portfolio of owned and leased transportation assets in North America, including trucks, tankers, railcars, barges and trailers, we also rely on transportation provided by third parties, such as common carriers, to deliver products to our customers. For the fiscal year ended September 30, 2018, common carriers accounted for approximately 31% of deliveries from our North American warehouses. For the fiscal year ended September 30, 2018, we leased 14 of our 55 distribution facilities and operated through more than 100 third party operated warehouses. In addition, in EMEA and Asia, we operated through third party operated transportation assets and warehouses for the fiscal year ended September 30, 2018.

Our access to third party transportation and storage is not guaranteed, and we may be unable to transport or store products at economically attractive rates or at all in certain circumstances, particularly in cases of adverse market conditions, such as shortages in transportation or storage capacity or disruptions to transportation infrastructure. We could also be subject to increased costs associated with transportation and storage that we may not always be able to recover from our customers, including fluctuating fuel prices, labor shortages, regulatory changes and unexpected increases in the charges imposed by common carriers and other third parties involved in transportation. Strikes or other service interruptions by third party transporters could also cause our operating expenses to rise and adversely affect our ability to deliver products on a timely basis. Any condition which results in our inability to store and deliver products to our customers for a prolonged period of time or our failure to deliver products in a timely manner, could harm our business relationships, reputation and brand and render portions of our business unprofitable.

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

We may investigate and acquire strategic businesses with the potential to be accretive to earnings, increase our market penetration, strengthen our market position or enhance our existing product offerings. There can be no assurance that we will identify or successfully complete transactions with suitable acquisition candidates in the future. A failure to identify and acquire desirable acquisition targets may slow our growth.

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

As of September 30, 2018, approximately 150 of our 2,190 employees in the U.S. were represented by unions in six locations and seven separate bargaining units. Five of the local unions are affiliated with the International Brotherhood of Teamsters and two are affiliated with the United Steelworkers.

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

For the fiscal year ended September 30, 2018, we sold products to customers located in over 80 countries and generated 26.6% of total sales outside the U.S. These sales may represent an even larger portion of our net sales in the future. Also, we currently operate through approximately 70 third party warehouses located outside the U.S. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions.

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

As a multinational corporation doing business in the United States and various foreign jurisdictions, changes in tax laws could have an adverse impact on our earnings.

Changes to tax laws, rules and regulations, including changes in the interpretation or implementation of tax laws, rules and regulations by the Internal Revenue Service or other domestic or foreign governmental bodies, could affect us in substantial and unpredictable ways. Such changes could result in changes in our global structure, international operations or intercompany agreements, which could materially reduce our net income in future periods or result in restructuring costs, increased effective tax rates and other expenses.

We have significant operations in China and the laws and regulations applicable to our operations there are sometimes vague and uncertain. Any changes in such laws and regulations could materially adversely affect our business, financial condition, operating results and cash flows.

Our operations in China contributed, in aggregate across all lines of business, $211.9 million, $214.2 million, and $58.8 million in revenue for the fiscal years ended September 30, 2018, 2017, and 2016, respectively. China’s legal system is a civil law system based on written statutes, where decided legal cases have little value as precedents, unlike the common law system prevalent in the U.S. There are substantial uncertainties regarding the interpretation and application of China’s laws and regulations, including among others, the laws and regulations governing the conduct of business in China, or the enforcement and performance of arrangements with customers and suppliers in the event of death, bankruptcy or the imposition of statutory liens or criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because the laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation or enforcement of existing or new laws or regulations may have on our business in China. If the relevant authorities find that we are in violation of China’s laws or regulations, they would have broad discretion in dealing with such a violation, including levying fines or requiring that we discontinue any portion or all of our business in China.

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

Changes in legislation, regulation and government policy may have a material adverse effect on our business in the future.

Elections in the United States and other democracies in which we conduct business could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers and producers.  Legislative and regulatory proposals that could have a material direct or indirect impact on us include, but are not limited to, disallowances of income tax deductions, taxes or other restrictions repatriating foreign earnings, restrictions on imports and exports, modifications to international trade policy, including withdrawal from trade agreements, environmental regulation, changes to immigration policy, changes to health insurance legislation and the imposition of tariffs and other taxes on imports. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our producers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.

Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions.

We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive, confidential or personal information or to render data or systems unusable, threats to our facilities, threats from disgruntled employees and terrorist acts. The potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our, and our customer's and supplier's information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows and could result in claims being brought against us. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data (either directly or through our vendors) and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. If any information about our customers and suppliers retained by us were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers or suppliers. All events as described in this risk factor could damage our reputation and lead to financial losses from expenses related to remediation actions, loss of business or potential liability.

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

Under the ADA Purchase Agreement, Ashland agreed to retain the Retained Remediation Liabilities. Ashland’s obligation for these liabilities is not subject to any claim thresholds or deductibles. However, Ashland’s indemnification obligations under the ADA Purchase Agreement as described above terminated as of March 31, 2016, other than for the Retained Remediation Liabilities. As a result, any environmental remediation liabilities reported to Ashland after March 31, 2016 and not arising out of a Retained Remediation Liability will be liabilities of the Company. In addition, the Company is obligated to indemnify Ashland for any remediation liabilities other than the Retained Remediation Liabilities.

Based on the indemnification discussed above, we do not currently have any environmental or remediation reserves for matters that are covered by the ADA Purchase Agreement. If any Retained Specified Remediation Liability ultimately exceeds the liability ceilings described above, we would be responsible for such excess amounts. In addition, we are responsible for liabilities associated with our operation of the business, we would be required to take appropriate environmental or remediation reserves.

Several of our facilities are currently undergoing active remediation for previous impacts to soil and groundwater. Under the ADA Purchase Agreement, Ashland retained liability for all known remediation obligations related to its ownership and operation of the Distribution Business before March 31, 2011 and agreed to indemnify us for any losses associated with these liabilities, subject to some limitations. To date, we have not incurred any such costs. We may also discover new or previously unknown contamination which may not be indemnified by Ashland. In those cases and in situations where Ashland is unable or unwilling to fulfill its indemnification obligations, we may be responsible for substantial remediation costs.

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

At September 30, 2018, our intangible assets totaled $911.5 million, including $699.9 million in goodwill resulting from the Business Combination and the Ultra Chem Acquisition. We may also recognize additional goodwill and intangible assets in connection with any future business or asset acquisitions. Under U.S. GAAP, we are required to evaluate goodwill for impairment at least annually. Although we have not had an impairment on these intangible assets, we cannot guarantee that no material impairment will occur, particularly in the event of a substantial deterioration in our future profitability prospects, either in our business as a whole or in a particular segment. If we determine that the carrying value of our long-lived assets, goodwill or intangible assets is less than their fair value, we may be required to record impairment charges in the future which may significantly impact our profitability. The determination of fair value is highly subjective and can produce significantly different results based on the assumptions used and methodologies employed.

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

Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. Climate changes include changes in rainfall and in storm patterns and intensities, water shortages, significantly changing sea levels and increasing atmospheric and water temperatures, among others. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. Potentially, additional U.S. federal regulation may be forthcoming with respect to greenhouse gas emissions (including carbon dioxide) and/or “cap and trade” legislation that could impact our operations. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, and fees or restrictions on certain activities. Furthermore, the potential impact of climate change and related regulation on our customers is highly uncertain and there can be no assurance that it will not have an adverse effect on our business, financial condition, cash flows or results of operations.

Risks Related to Our Securities

TPG and FPA, collectively, have significant influence over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

TPG and FPA (and their affiliates), collectively, owned approximately 63.2% of our outstanding common stock as of September 30, 2018. Because of the degree of concentration of voting power, the ability to elect members of and representation on our board of directors (the "Board") and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of our common stock or other equity securities, the repurchase or redemption of shares of our common stock and the payment of dividends, may be diminished.

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

As of November 30, 2018, there were 89,755,231 shares of common stock issued and 89,698,331 shares outstanding.  Of our issued and outstanding shares that were issued prior to the Business Combination, all are freely transferable, except for any shares held by our "affiliates," as that term is defined in Rule 144 under the Securities Act. Future sales of our common stock may cause the market price of our common stock to drop significantly, even if our business is doing well.

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

The Board has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock. However, as previously noted, the Univar Merger Agreement contains customary covenants which restrict us, without Univar's consent, from taking certain specified actions until the proposed transaction closes or the Univar Merger Agreement terminates. Such restrictions preclude us from issuing any shares of our capital stock, subject to customary exceptions.

Warrants are exercisable for our common stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of November 30, 2018, outstanding warrants to purchase an aggregate of 25,012,500 shares of our common stock were exercisable in accordance with the terms of the warrant agreement governing those securities. These warrants will expire at 5:00 p.m., New York time, on June 9, 2021 or earlier upon redemption or liquidation. The exercise price of these warrants is $5.75 per half share, or $11.50 per one full share, subject to certain adjustments. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

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

In July 2014, Ashland filed a lawsuit -- Ashland Inc. v. Nexeo Solutions, LLC, Case No. N14C-07-243 JTV CCLD, in the Superior Court for the State of Delaware in and for New Castle County. In the suit, Ashland sought a declaration that Holdings was obligated to indemnify Ashland for losses Ashland incurred pertaining to the Other Retained Remediation Liabilities, up to the amount of a $5.0 million deductible, which Ashland contended applied pursuant to the ADA Purchase Agreement. Ashland further alleged that Solutions breached duties related to that agreement by not having so indemnified Ashland for amounts Ashland incurred for the Other Retained Remediation Liabilities at sites where Ashland disposed of wastes prior to the Ashland Distribution Acquisition, and on that basis sought unspecified compensatory damages, costs and attorney’s fees. On June 21, 2017 the Company's Motion for Summary Judgment in this lawsuit was granted. Ashland appealed the ruling on July 20, 2017. On January 31, 2018, the Delaware Supreme Court affirmed the lower court's grant of the Company's Motion for Summary Judgment. Ashland did not request a rehearing of the ruling. Therefore, the judgment in the Company's favor is final and this matter is closed. The Company does not currently have any environmental or remediation reserves for matters covered under the ADA Purchase Agreement.

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock, warrants and units are currently quoted on NASDAQ under the symbols "NXEO", "NXEOW" and "NXEOU", respectively.

Common Stock, Warrants and Units Prices

    The following table sets forth, for the periods indicated, the reported high and low sales prices for our common stock, warrants and units.

	Common Stock		Warrants		Units
	Prices		Prices		Prices
Fiscal Year 2018:	High	Low	High	Low	High	Low
First	$9.13	$7.23	$0.64	$0.45	$10.18	$7.36
Second	10.70	8.87	0.81	0.61	13.00	9.21
Third	11.00	9.13	0.85	0.57	12.00	9.65
Fourth	12.42	8.70	1.05	0.50	13.25	8.78
Year	$12.42	$7.23	$1.05	$0.45	$13.25	$7.36
Fiscal Year 2017:
First	$9.33	$7.28	$0.70	$0.44	$10.12	$7.89
Second	9.79	8.78	0.78	0.62	10.44	9.05
Third	9.23	8.16	0.72	0.50	9.85	7.50
Fourth	8.45	7.02	0.57	0.44	8.94	6.76
Year	$9.79	$7.02	$0.78	$0.44	$10.44	$6.76

Holders

As of November 30, 2018, there were 96 holders of record of our common stock, one holder of record for our warrants and one holder of record of our units. Some of our securities are held in "street name" and held of record by banks, brokers and other financial institutions.

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

None.

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

	Successor			Predecessor
	Fiscal Year Ended September 30,			October 1, 2015 Through June 8,	Fiscal Year Ended September 30,
	2018	2017	2016*	2016	2015	2014
Statement of Operations Data:
Sales and operating revenues	$4,034.2	$3,636.9	$1,065.7	$2,340.1	$3,949.1	$4,514.5
Gross profit	460.1	398.4	108.4	271.9	408.0	401.7
Net income (loss) from continuing operations	29.4	14.4	(8.4)	(13.9)	21.2	(12.2)
Net income (loss) attributable to Nexeo Solutions, Inc.	29.4	14.4	(8.4)	(13.8)	20.4	4.9

Net income (loss) per share available to common stockholders
Basic	$0.38	$0.19	$(0.24)
Diluted	$0.38	$0.19	$(0.24)
Weighted average number of common shares outstanding
Basic	76,803,187	76,752,752	35,193,789
Diluted	76,909,547	76,839,810	35,193,789

Statement of Cash Flow Data (1):
Net cash provided by (used in):
Operating activities	$88.7	$78.6	$3.2	$69.6	$154.1	$57.5
Investing activities	(26.2)	(84.2)	133.0	(11.8)	(31.5)	(209.9)
Financing activities	(57.4)	11.8	(88.9)	(121.5)	(81.8)	166.5

Other Financial Data(2):
Capital expenditures, excluding acquisitions (3)	$18.6	$27.6	$12.7	$14.2	$35.6	$49.9
Depreciation, amortization and impairment loss	74.9	74.6	20.6	37.7	52.6	53.4

*The fiscal year ended September 30, 2016 includes 114 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

(1)	Statement of Cash Flow Data for all periods represents total cash flow amounts for each respective line item.

(2)	Other Financial Data for the Successor and Predecessor periods reflects amounts net of discontinued operations.

(3)	Excludes non-cash capital expenditures.

	Successor			Predecessor
	September 30,			September 30,
	2018	2017	2016	2015	2014
Balance Sheet Data (at period end):
Cash and cash equivalents	$58.9	$53.9	$47.5	$127.7	$88.2
Working capital (1)	484.6	457.8	419.1	443.4	523.1
Total assets	2,243.6	2,253.5	2,078.9	1,708.9	1,906.1
Long term obligations(2)	762.0	804.3	774.9	891.9	925.2
Total liabilities	1,429.1	1,475.9	1,334.1	1,423.9	1,581.3

(1)
Working capital is defined as accounts receivable plus inventory less accounts payable less accrued expenses and other liabilities less current due to related party pursuant to contingent consideration obligations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is designed to provide information to better understand, and should be read together with, our consolidated financial statements and related notes included in Part II Item 8 in this Annual Report on Form 10-K. To the extent this discussion and analysis contains forward-looking statements, these statements involve risks and uncertainties. While management believes that these forward-looking statements are reasonable, there can be no assurance that future developments will be those that are anticipated. Actual results may differ materially from those anticipated in these forward-looking statements. See "Item 1A. Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements".

Overview

We are a global materials distributor for chemicals products in North America and Asia and for plastics products in North America, EMEA and Asia. In connection with the distribution of chemicals products, we provide value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development. We also provide on-site and off-site hazardous and non-hazardous environmental services, including waste collection, transportation, recovery, disposal arrangement and recycling services in North America, primarily the U.S. During fiscal year 2018, we distributed nearly 24,000 products in more than 80 countries for approximately 1,400 suppliers to approximately 27,300 customers. Based on revenues for calendar year 2017, we were ranked by the Independent Chemical Information Service (ICIS), one of the largest petrochemical market information providers, third in North America and fifth globally among the Top 100 Chemicals Distributors.

We distribute our product portfolio through a global supply chain consisting of approximately 170 owned, leased or third party warehouses, rail terminals and tank terminals with a private fleet of 1,110 units, including tractors and trailers, primarily in North America. We currently employ approximately 2,760 employees globally.

For a detailed overview of our business, refer to "Item 1. Business" of this Annual Report on Form 10-K.

Univar Merger Agreement

On September 17, 2018, Nexeo and Univar entered into the Univar Merger Agreement providing for the acquisition of Nexeo by Univar. The Univar Merger Agreement and the proposed transaction were approved unanimously by the Board of Directors of both Nexeo and Univar and are subject to review by the SEC and regulatory agencies in the U.S. and other jurisdictions. The Univar Merger Agreement is also subject to a number of conditions, including, among other things and as further described in the Univar Merger Agreement: (i) the adoption by Nexeo’s stockholders of the Univar Merger Agreement, (ii) the approval by Univar’s stockholders of the issuance of the shares of Univar common stock in connection with the proposed transaction contemplated by the Univar Merger Agreement, (iii) the receipt of other required regulatory approvals, (iv) the absence of any law or governmental order prohibiting the proposed transaction, (v) the effectiveness of Univar's registration statement and the approval for listing on the NYSE of the shares of Univar common stock in connection with the proposed transaction contemplated by the Univar Merger Agreement, (vi) no material adverse effect on Nexeo's and Univar's operations having occurred since the signing of the Univar Merger Agreement and (vii) the termination of the TRA. There can be no assurance that the conditions to the completion of the proposed transaction will be satisfied or waived or that the proposed transaction will be completed. On November 16, 2018, Univar and Nexeo announced that the waiting period under the HSR Act expired. For further information about the Univar Merger Agreement, see Note 3 to our consolidated financial statements.

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

Key Factors Affecting our Results of Operations and Financial Condition

General and regional economic conditions. Consumption of chemicals and plastics in the industries and markets we serve are generally affected by the global economy and amplified by regional conditions. Although we manage our cost structure in line with general economic conditions, our volumes and profitability are ultimately correlated with the underlying demand for the end-products of the industries we serve. Throughout fiscal year 2018, we experienced improved industrial market demand.

Price fluctuations. Selling prices of the products we distribute within our Chemicals and Plastics lines of business fluctuate with changes in the prices we pay for products.  Product costs are largely driven by global and regional economic conditions affecting the prices of two primary raw materials of production: crude oil (primarily naphtha) and natural gas (primarily ethane).  These two raw materials are used in the production of propylene and ethylene, the key feedstocks used in over 90% of organic-based commodity and specialty chemicals, as well as in the subsequent production of the intermediate plastics products we distribute.  The prices of these feedstocks are also affected by other factors, including choices made by producers for uses of feedstocks (e.g., as an ingredient in gasoline versus a feedstock to the chemical industry) and the capacity devoted to production for market supply and other macroeconomic factors that impact the producers.  As a distributor, the prices of these feedstocks are not in our control.  We are generally able to adjust finished good prices in accordance with fluctuations of our product costs and transportation-related costs (e.g., fuel costs).  As a result, movements in our sales revenue and cost of sales tend to correspond with changes in our product prices.  Through fiscal year 2018, we continued to execute on effective pricing initiatives and managed supply constraints through efficient inventory management.

As supply or demand patterns change, there can be corresponding volatility in the selling prices of the products we distribute.  Gross profit margins generally decrease in deflationary price environments and increase during inflationary pricing environments, although the extent to which profitability increases or decreases depends on the rate at which selling prices adjust relative to inventory costs.  As a logistics provider, oil prices affect our transportation and delivery costs, along with changes in driver regulations, supply of drivers and common carrier rates.

Volume-based pricing. We generally procure chemicals and plastics raw materials through purchase orders rather than under long-term contracts with firm commitments.  Our arrangements with key producers and suppliers are typically embodied in agreements that we refer to as framework supply agreements.  We work to develop strong relationships with a select group of producers and suppliers that complement our strategy based on a number of factors, including price, breadth of product offering, quality, market recognition, delivery terms and schedules, continuity of supply and each producer’s strategic positioning.  Our framework supply agreements with producers and suppliers typically renew annually. They generally do not provide for specific product pricing, some, primarily those related to our Chemicals line of business, include volume-based financial incentives through supplier rebates, which we earn by meeting or exceeding target purchase volumes. Supplier rebates are recorded as a reduction of inventory costs and accrued as part of cost of sales for products sold based on its purchases to date and estimates of purchases for the remainder of the calendar year. For the fiscal year ended September 30, 2018, our supplier rebates were $8.9 million.

Inflation. Our average selling prices generally rise in inflationary environments as producers and suppliers raise the market prices of the products that we distribute.  During inflationary periods our customers typically maximize the amount of inventory they carry in anticipation of price increases.  Consequently, this environment of excess demand favorably impacts our volumes sold, revenues and gross profit due to the lag between rising prices and our cost of goods sold.  The reverse is true in deflationary price environments.  Deflationary forces create an environment of oversupply, driving market prices of products downward, and we must quickly adjust inventories and buying patterns to respond to price declines.  Our primary objective is to replace inventories at lower costs while maintaining or enhancing unit profitability. Fiscal year 2018 began in a deflationary environment causing lower sales prices and reduced volumes; however, the environment shifted to an inflationary environment through fiscal year end enabling higher prices.

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

Currency exchange rate fluctuations. We conduct our business on an international basis, in multiple currencies.  A portion of our sales and costs of sales transactions are denominated in currencies other than the functional currency of our subsidiaries.  Further, we have exposure to foreign exchange fluctuations arising from the remeasurement of certain foreign operations where the USD is the functional currency but accounting records are maintained in local currency. Strengthening/weakening of our subsidiaries’ functional currency relative to the other currencies in which some transactions are denominated or recorded creates foreign currency gains/losses, which we include in Selling, general and administrative expenses. Additionally, we report our consolidated results in USD and the results of operations and the financial position of our local international operations are translated into USD at the applicable exchange rates for inclusion in our consolidated financial statements.  Strengthening of the USD relative to our subsidiaries’ functional currencies causes a negative impact on sales but a positive impact on costs. During fiscal year 2018, the weakening of the USD compared to the functional currencies where we operate caused a positive impact of $46.7 million on consolidated revenues and $3.8 million on consolidated gross profit when compared to fiscal year 2017.

For more information on how the above factors impact us see "Item 1A. Risk Factors" of this Annual Report on Form 10-K.

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

The global markets showed growth through fiscal year 2018 reflected by increases in GDP, oil prices and U.S. Industrial Production Index.

The following is a summary of GDP, oil price and U.S. Industrial Production Index fluctuations in our various regions of operations by fiscal quarter.

	Year over Year Change
	Q4 18 v Q4 17	Q3 18 v Q3 17	Q2 18 v Q2 17	Q1 18 v Q1 17
North America
U.S. GDP Growth	3.0%	2.9%	2.6%	2.5%
U.S. Industrial Production Index	5.0%	3.4%	3.4%	3.0%
West Texas Intermediate Crude Oil Average Price Increase	44.1%	41.0%	21.5%	12.2%

EMEA
Euro Area GDP Growth	1.7%	2.2%	2.4%	2.7%
Brent Crude Oil Average Price Increase	45.4%	47.6%	23.1%	20.3%

Asia
China GDP Growth (1)	6.7%	6.8%	6.8%	6.9%

(1) As reported by the Chinese government.

Overall GDP growth has increased in many of the countries in which we operate. In terms of currency, the USD has weakened over the prior comparable period against most other currencies in which we transact. As a result of these factors, reported dollar revenues and gross profit have been positively impacted in many of our regional operations.

North America

The North American economic environment continued to improve during fiscal year 2018. U.S. GDP has increased in fiscal year 2018 as compared to fiscal year 2017, and the inflation rate rose 2.3% in fiscal year 2018 compared to the prior fiscal year due primarily to rising oil and gas prices.

In terms of currency, the CAD strengthened when compared against the USD for fiscal year 2018, which positively affected, among other items, the reported dollar revenues and gross profit from our operations in Canada. Additionally, the Peso strengthened in value against the USD through fiscal year 2018.

EMEA

In Europe, we conduct business primarily in the Western European countries. As evidenced by their increases in GDP through fiscal year 2018, the economic environment in the countries in which we operate in Europe has continued to improve.

In terms of currency, the euro and other European currencies strengthened versus the USD through fiscal year 2018, which positively affected, among other items, the reported dollar revenues and gross profit from our European operations.

The market price for the products we sell in Europe typically correlate to the market price of Brent Crude as these operations are primarily based on the distribution of commodity plastics products which are sourced in Europe. Consistent with the increase in oil prices through fiscal year 2018, we have experienced an increase in average selling price for the products we distribute in Europe.

Asia

Our operations in Asia are concentrated mainly in China. GDP growth in China, as reported by the Chinese government, has remained steady through the past several quarters.

In terms of currency, the RMB strengthened against the USD through fiscal year 2018 following declines during fiscal year 2017, which positively affected, among other items, the reported dollar revenues and gross profit from our operations in China.

Certain Factors Affecting Comparability to Prior Fiscal Year Financial Results

•
After the Business Combination (see Note 3 to our consolidated financial statements) our results of operations are not directly comparable to historical results of the operations for the periods presented, primarily due to:

◦
The fiscal year ended September 30, 2016 only includes 114 days of the acquired business' operating activities as a result of the consummation of the Business Combination. Our operations are referred to as the "Successor" during this period. The "Predecessor" financial information reflects the operations of Holdings prior to the Closing Date of the Business Combination.

•
In April 2017, we completed the Ultra Chem Acquisition. Accordingly, the results of the acquired operations since the Ultra Chem Closing Date are included in our consolidated results of operations. The acquired operations are primarily included in our Chemicals line of business. See Note 3 to our consolidated financial statements.

Results of Operations

Fiscal Year Ended September 30, 2018 compared with Fiscal Year Ended September 30, 2017

					Percentage of Sales and Operating Revenues For the
	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Difference		September 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Sales and operating revenues
Chemicals	$1,904.5	$1,667.2	$237.3	14.2%	47.2%	45.8%
Plastics	1,980.0	1,841.7	138.3	7.5%	49.1%	50.7%
Other	149.7	128.0	21.7	17.0%	3.7%	3.5%
Total sales and operating revenues	$4,034.2	$3,636.9	$397.3	10.9%	100.0%	100.0%

Gross profit
Chemicals	$248.0	$205.6	$42.4	20.6%	13.0%	12.3%
Plastics	186.4	167.2	19.2	11.5%	9.4%	9.1%
Other	25.7	25.6	0.1	0.4%	17.2%	20.0%
Total gross profit	$460.1	$398.4	$61.7	15.5%	11.4%	11.0%

Selling, general and administrative expenses	352.6	312.9	39.7	12.7%	8.7%	8.6%
Transaction related costs	2.8	1.9	0.9	47.4%	0.1%	0.1%
Change in fair value of contingent consideration obligations	7.5	16.2	(8.7)	(53.7)%	0.2%	0.4%
Operating income	97.2	67.4	29.8	44.2%	2.4%	1.9%
Other income, net	1.0	8.3	(7.3)	(88.0)%	—%	0.2%
Interest expense, net	(52.1)	(50.8)	(1.3)	(2.6)%	(1.3)%	(1.4)%
Net income before income taxes	46.1	24.9	21.2	85.1%	1.1%	0.7%
Income tax expense	16.7	10.5	6.2	59.0%	0.4%	0.3%
Net income	$29.4	$14.4	$15.0	104.2%	0.7%	0.4%

Sales and operating revenues

Sales and operating revenues for the fiscal year ended September 30, 2018 increased $397.3 million, or 10.9%, compared to the fiscal year ended September 30, 2017. The increase in revenues was attributable to an 8.1% increase in average selling prices across most product categories in all regions largely due to an inflationary pricing environment and increased specialty product mix. Volumes were down slightly for the period. Approximately $46.7 million of the increase was due to strengthening exchange rates of various currencies versus the USD as compared to the prior fiscal year.

Chemicals

Sales and operating revenues for the Chemicals line of business for the fiscal year ended September 30, 2018 increased $237.3 million, or 14.2%, compared to the fiscal year ended September 30, 2017. The revenue increase was attributable to a 13.3% increase in average selling prices as a result of an inflationary pricing environment and increased specialty product mix. Volumes were essentially flat for the period.

Plastics

Sales and operating revenues for the Plastics line of business for the fiscal year ended September 30, 2018 increased $138.3 million, or 7.5%, compared to the fiscal year ended September 30, 2017. The revenue increase was predominately attributable to an increase in average selling prices of 11.6% across all regions as a result of an inflationary pricing environment and increased specialty product mix. Volumes were down 3.7% resulting from the commercial decision to terminate low margin and unprofitable business. Approximately, $43.8 million of the increase was due to strengthening exchange rates of various currencies versus the USD compared to the prior fiscal year.

Other

Sales and operating revenues for the Other segment for the fiscal year ended September 30, 2018 increased $21.7 million, or 17.0%, compared to the fiscal year ended September 30, 2017. The increase in revenues was due to growth in the waste services business to both new and existing customers due to increased industrial production.

Gross profit

Gross profit increased $61.7 million, or 15.5%, for the fiscal year ended September 30, 2018 compared to the fiscal year ended September 30, 2017. Gross profit increased primarily due to the shift in product mix and continued specialty supplier growth. Additionally, our centralized platform allowed us to effectively manage supply chain logistics to mitigate supply constraints, freight cost increases and facilitate strong commercial execution. Approximately $3.8 million of the increase was attributable to strengthening exchange rates of various currencies versus the USD as compared to the prior fiscal year.

Chemicals

Gross profit increased $42.4 million, or 20.6%, for the fiscal year ended September 30, 2018 compared to the fiscal year ended September 30, 2017. The increase in gross profit was driven by improved specialty product mix compared to the prior fiscal year. Additionally, gross profit increased due to our strong commercial execution strengthened by leveraging our centralized technology platform to effectively manage supply shortages for certain specialty products globally as well as supply constraints in North America predominately caused by adverse weather conditions early in the current fiscal year.

Plastics

Gross profit increased $19.2 million, or 11.5%, for the fiscal year ended September 30, 2018 compared to the fiscal year ended September 30, 2017. The increase in gross profit was mainly attributable to a favorable shift in specialty product mix and strong commercial execution. Approximately $3.6 million of the increase was due to strengthening exchange rates of various currencies versus the USD compared to the prior fiscal year.

Other

Gross profit increased $0.1 million, or 0.4%, for the fiscal year ended September 30, 2018 compared to the fiscal year ended September 30, 2017. The increase was due to management cost savings initiatives and improved product mix.

Selling, general and administrative expenses

					Percentage of Sales and Operating Revenues For the
	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Difference		September 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Selling, general and administrative expenses	$352.6	$312.9	$39.7	12.7%	8.7%	8.6%

     Selling, general and administrative expenses for the fiscal year ended September 30, 2018 increased $39.7 million, or 12.7%, compared to the fiscal year ended September 30, 2017. This increase was driven by higher employee costs of $19.8 million reflecting variable incentives from our continued outperformance, increased professional services of $8.5 million directly a result of the Univar Merger Agreement, and additional depreciation and amortization expense of $3.8 million and assorted other variable expenses.

Transaction related costs

					Percentage of Sales and Operating Revenues For the
	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Difference		September 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Transaction related costs	$2.8	$1.9	$0.9	47.4%	0.1%	0.1%

      We incurred transaction related costs of $2.8 million and $1.9 million in the fiscal years ended September 30, 2018 and 2017, respectively. Current period transaction costs are related to the Univar Merger Agreement and the prior fiscal year was primarily related to the Ultra Chem Acquisition.

Changes in fair value of contingent consideration

					Percentage of Sales and Operating Revenues For the
	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Difference		September 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Change in fair value of contingent consideration obligations	$7.5	$16.2	$(8.7)	(53.7)%	0.2%	0.4%

We incurred a loss of $7.5 million and $16.2 million in the fiscal years ended September 30, 2018 and 2017, respectively, related to the contingent consideration associated with the Deferred Cash Consideration and TRA. The loss in the current period was primarily due to the loss of $27.6 million in the Deferred Cash Consideration driven primarily by the increase in our stock price during the fiscal year ended September 30, 2018 offset by the TRA liability gain of $20.1 million which reflects the provisional impact of the Tax Act during the first fiscal quarter of 2018 and changes in various inputs to the calculation including the estimated discount rate, expected interest rates and assumptions surrounding certain tax benefits associated with the Business Combination (see Note 15 to our consolidated financial statements). The loss for the fiscal year ended September 30, 2017 was due to the loss in the fair value of both the TRA and Deferred Cash Consideration. See Notes 3 and 9 to our consolidated financial statements.

Other income, net

					Percentage of Sales and Operating Revenues For the
	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Difference		September 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Other income, net	$1.0	$8.3	$(7.3)	(88.0)%	—%	0.2%

     Other income, net for the fiscal year ended September 30, 2018 was $1.0 million primarily related to proceeds from the sale of fleet vehicles. Other income, net for the fiscal year ended September 30, 2017 was $8.3 million primarily due to the gain related to reimbursements received for certain capital expenditures incurred in connection with the relocation of certain operations.

Interest expense, net

					Percentage of Sales and Operating Revenues For the
	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Difference		September 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Interest expense, net	$52.1	$50.8	$1.3	2.6%	1.3%	1.4%

     Interest expense, net was $52.1 million and $50.8 million for the fiscal year ended September 30, 2018 and 2017, respectively, related to the Credit Facilities, along with the amortization of debt issuance costs. Interest expense, net increased due to the increased weighted average interest rate on the ABL Facility.

Income tax expense

					Percentage of Sales and Operating Revenues For the
	Fiscal Year Ended				Fiscal Year Ended
	September 30,		Difference		September 30,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Income tax expense	$16.7	$10.5	$6.2	59.0%	0.4%	0.3%

Income tax expense for the fiscal year ended September 30, 2018 was $16.7 million and was largely attributable to current year income on profitable U.S. and foreign operations. Additionally, the current period expense includes certain newly identified tax contingencies. The current period expense generated in the U.S. was partially offset by a benefit of $4.5 million on deferred tax liabilities as a result of the Tax Act. Income tax expense for the fiscal year ended September 30, 2017 was $10.5 million and largely attributable to foreign income tax expense on profitable foreign operations.

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

	Successor		Predecessor
(in millions)	Fiscal Year Ended September 30, 2017	Fiscal Year Ended September 30, 2016*	October 1, 2015 through June 8, 2016
Sales and operating revenues
Chemicals	$1,667.2	$478.1	$1,066.4
Plastics	1,841.7	546.7	1,192.2
Other	128.0	40.9	81.5
Total sales and operating revenues	$3,636.9	$1,065.7	$2,340.1
Gross profit
Chemicals	205.6	55.7	136.2
Plastics	167.2	43.6	117.6
Other	25.6	9.1	18.1
Total gross profit	398.4	108.4	271.9
Selling, general and administrative expenses	312.9	91.7	208.9
Transaction related costs	1.9	21.3	33.4
Change in fair value of contingent consideration obligations	16.2	(11.2)	—
Operating income	67.4	6.6	29.6
Other income, net	8.3	0.5	2.9
Interest expense, net	(50.8)	(14.3)	(42.2)
Income (loss) from continuing operations before income taxes	24.9	(7.2)	(9.7)
Income tax expense	10.5	1.2	4.2
Net income (loss) from continuing operations	14.4	(8.4)	(13.9)
Net income (loss) from discontinued operations, net of tax	—	—	0.1
Net Income (Loss)	$14.4	$(8.4)	$(13.8)

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

Sales and operating revenues

Sales and operating revenues were $3,636.9 million for the fiscal year ended September 30, 2017, an increase of $231.1 million, or 6.8%, compared to the combined fiscal year ended September 30, 2016. Excluding the $37.2 million in revenues from Ultra Chem, the increase in revenues was driven by a 2.5% increase in average selling price resulting from leveraging our centralized pricing platform to manage a volatile market primarily in our Chemicals specialties businesses, and an increase in volume of 3.1% due to growth in our Plastics line of business in fiscal year 2017. The increase in revenues was partially offset by an approximately $11.8 million decline as a result of the weakening of the exchange rates of various currencies versus the USD as compared to the combined fiscal year ended September 30, 2016.

Chemicals

Sales and operating revenues for the Chemicals line of business were $1,667.2 million for the fiscal year ended September 30, 2017, an increase of $122.7 million, or 7.9%, compared to the combined fiscal year ended September 30, 2016. Excluding the $36.6 million in revenues from Ultra Chem, the increase in revenues was driven by a 5.0% increase in the average selling price due to the use of our centralized pricing platform to leverage price execution and order management in response to supply disruptions primarily in our specialties businesses, despite flat volume in fiscal year 2017 The increase in revenues was partially offset by a $0.7 million decline as a result of the weakening exchange rates of various currencies versus the USD as compared to the combined fiscal year ended September 30, 2016.

Plastics

Sales and operating revenues for the Plastics line of business were $1,841.7 million for the fiscal year ended September 30, 2017, an increase of $102.8 million or 5.9%, compared to the combined fiscal year ended September 30, 2016. The increase in revenue was driven by a 6.4% increase in volume driven by strong regional demand in EMEA and Asia. Average selling prices were flat for fiscal year 2017. The volume increase was partially offset by a decline of approximately $11.1 million as a result of the weakening exchange rates of various currencies versus the USD as compared to the combined fiscal year ended September 30, 2016. North America revenues were negatively impacted due to a supplier disruption which limited the availability to us of certain products we distribute on a regular basis.

Other

Sales and operating revenues for the Other segment were $128.0 million for the fiscal year ended September 30, 2017, an increase of $5.6 million, or 4.6%, compared to the combined fiscal year ended September 30, 2016. The increase in revenues was driven by a more effective pricing strategy.

Gross profit

Gross profit was $398.4 million for the fiscal year ended September 30, 2017, an increase from $380.3 million in the combined fiscal year ended September 30, 2016. The $18.1 million increase in gross profit was driven by the increase in average selling prices in our Chemicals line of business and Plastics volumes as discussed.

Gross profit was negatively affected in fiscal year 2017 by additional depreciation expense of approximately $6.8 million due to the step up in fair value of the property, plant and equipment as a result of the Business Combination, $1.0 million related to the inventory step up as a result of the Ultra Chem Acquisition and an impairment charge of $1.5 million recorded to Cost of sales and operating expenses in our consolidated income statement related to the three major hurricanes which adversely affected our facilities and inventory during the fourth quarter of fiscal year 2017. In addition, gross profit was negatively affected in fiscal year 2017 by the impact of weakening exchange rates of various currencies versus the USD of approximately $1.0 million and by an increase in common carrier transportation costs driven by driver shortages, and costs associated with recent federal mandates. Further, Plastics operations in North America were negatively impacted due to a supplier disruption which limited the availability to us during the fiscal year 2017 of certain products we distribute on a regular basis. In the prior period, gross profit included a one-time $13.8 million charge related to the inventory step up associated with the Business Combination

Chemicals

Gross profit was $205.6 million for the fiscal year ended September 30, 2017, an increase from $191.9 million in the combined fiscal year ended September 30, 2016. The $13.7 million increase in gross profit was due to the increase in average selling price as discussed and an increase in total Chemicals volume of 1.6%.

Gross profit was negatively affected in fiscal year 2017 by additional depreciation expense of approximately $4.9 million due to the step up in fair value of property, plant and equipment as a result of the Business Combination, $1.0 million related to the inventory step up as a result of the Ultra Chem Acquisition and an impairment charge of $1.3 million recorded to Cost of sales and operating expenses in our consolidated income statement related to the three major hurricanes which adversely affected our facilities in the fourth quarter of fiscal year 2017. Additionally, gross profit was negatively affected during fiscal year 2017 by an increase in common carrier transportation costs driven by driver shortages, and costs associated with recent federal mandates. In the prior period, gross profit included a one-time $6.0 million charge related to the inventory step up in basis associated with the Business Combination.

Plastics

Gross profit was $167.2 million for the fiscal year ended September 30, 2017, an increase from $161.2 million in the combined fiscal year ended September 30, 2016. The $6.0 million increase in gross profit was due to the increase in volumes as discussed.

Gross profit was negatively affected in fiscal year 2017 by additional depreciation expense of approximately $1.9 million due to the step up in fair value of the property, plant and equipment as a result of the Business Combination and by the impact of weakening exchange rates of various currencies versus the USD of approximately $0.8 million. Additionally, our North America revenues were negatively impacted in fiscal year 2017 due to a supplier disruption which limited the availability to us of certain products we distribute on a regular basis and by an increase in common carrier transportation costs driven by driver shortages, and costs associated with recent federal mandates. In the prior period, gross profit included a one-time $7.8 million charge related to the inventory step up associated with the Business Combination.
Other

Gross profit was $25.6 million for the fiscal year ended September 30, 2017, a decrease from $27.2 million compared to the combined fiscal year ended September 30, 2016. As compared to the combined fiscal year ended September 30, 2016, gross profit was negatively affected during fiscal year 2017 by an increase in common carrier transportation costs driven by driver shortages, and costs associated with recent federal mandates and a shift in service mix through the third quarter of fiscal year 2017 toward on-site services.

Selling, general and administrative expenses

     Selling, general and administrative expenses were $312.9 million for the fiscal year ended September 30, 2017, an increase of $12.3 million compared to the combined fiscal year ended September 30, 2016. The increase was attributable to higher depreciation and amortization expense of $8.1 million and higher employee costs of $10.5 million, partially offset by decreased foreign exchange losses of $2.1 million and a decrease in consulting costs of $3.2 million. The increase in depreciation and amortization expense was driven by the effect of the Business Combination of $5.2 million, as well as $2.0 million from the Ultra Chem Acquisition. The $10.5 million increase in employee costs was driven by an increase in stock compensation expense of $3.3 million, an increase in variable selling compensation of $3.0 million, certain reorganization expenses of approximately $1.7 million and additional employee cost of $1.6 million as a result of the Ultra Chem Acquisition, which were partially offset by cost management and productivity initiatives. Foreign exchange losses were primarily driven by fluctuations in the RMB to USD and Peso to USD.

Transaction related costs

We incurred transaction related costs of $1.9 million and $21.3 million for the fiscal years ended September 30, 2017 and 2016, respectively, and $33.4 million for the Predecessor period from October 1, 2015 through June 8, 2016. Transaction costs for the fiscal year ended September 30, 2017 were due to the Ultra Chem Acquisition. The combined fiscal year ended September 30, 2016 transaction costs were related to the Business Combination.

Changes in fair value of contingent consideration

The net loss of $16.2 million and a net gain of $11.2 million for the fiscal years ended September 30, 2017 and 2016, respectively, was related to the contingent consideration associated with the Deferred Cash Consideration and TRA from the Business Combination. See Notes 3 and 9 to our consolidated financial statements.

Other income, net

Other income, net for the fiscal year ended September 30, 2017 was $8.3 million due to the gain related to reimbursements of certain capital expenditures in connection with the relocation of certain operations. See Note 5 to our consolidated financial statements. Other income for the fiscal year ended September 30, 2016 was $0.5 million related to a $0.8 million reimbursement of certain capital expenditures in connection with the relocation of certain operations offset by a $0.2 million loss related to sale of property and equipment. Other income for the Predecessor period from October 1, 2015 through June 8, 2016 was $2.9 million, due to a gain of $2.0 million in the sale of old private fleet tractors under the Ryder Lease and a $0.6 million gain on the repurchase of $9.5 million of Notes.

Interest expense, net

Interest expense, net was $50.8 million and $14.3 million for the fiscal years ended September 30, 2017 and 2016, respectively, and $42.2 million for the Predecessor period from October 1, 2015 through June 8, 2016. Fiscal year 2017 interest expense is related to the Credit Facilities including the amortization of the costs associated with incurring the debt. Predecessor interest expense was related to the Predecessor Credit Facilities and the Notes, along with the amortization of the costs associated with issuing the debt. The decrease in the fiscal year ended September 30, 2017 compared to the combined fiscal year ended September 30, 2016 was due to the redemption of the Notes in connection with the Business Combination, which resulted in a decrease in debt balance and related weighted average interest rate.

Income tax expense

Income tax expense was $10.5 million and $1.2 million for the fiscal years ended September 30, 2017 and 2016, respectively. Fiscal year 2017 tax expense was largely attributable to profitable operations in Europe, Canada and the U.S as compared to profitable foreign operations in EMEA and Mexico in the combined fiscal year ended September 30, 2016. Income tax expense of $4.2 million for the Predecessor period from October 1, 2015 through June 8, 2016 was due to profitable foreign operations primarily in Canada, EMEA, Puerto Rico and Mexico. Income taxes for the Company are generally not comparable to the Predecessor as the Predecessor was organized as a limited liability company and taxed as a partnership for U.S. income tax purposes.

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

Capital Expenditures

Cash capital expenditures were $18.6 million for fiscal year 2018, $27.6 million for fiscal year 2017, $12.7 million for fiscal year 2016 and $14.2 million for the Predecessor period October 1 through June 8, 2016 related primarily to facility improvements, equipment purchases and additional information technology investments. During the fiscal year ended September 30, 2017, we incurred capital expenditures in connection with the relocation of our leased facility in Montgomery, Illinois; however, reimbursements from the Illinois Tollway Authority resulted in net cash received of $8.4 million. We expect our aggregate capital expenditures for fiscal year 2019 (excluding acquisitions and any assets acquired via capital leases) to be approximately $39.5 million, including $10.8 million for a planned land acquisition at one of our facilities expected to close during the first half of fiscal year 2019. Capital expenditures are expected to be primarily related to fixed asset replacements, improvements to our information technology infrastructure and equipment.

We entered into the Montgomery Lease in the first quarter of fiscal year 2017 which is accounted for as a capital lease with an initial cost of $13.2 million. The Montgomery Lease has a term of 15 years, with annual payments beginning at $1.1 million per year. Our total capital lease obligations balance was $34.0 million as of September 30, 2018 and is primarily associated with the Ryder Lease and the Montgomery Lease. See Note 7 to our consolidated financial statements.

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

At September 30, 2018, we had $104.6 million in borrowings outstanding under the ABL Facility. Interest expense related to the ABL Facility, excluding amortization of debt issuance costs, was $8.0 million and $6.7 million for the fiscal years ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, we were in compliance with the covenants of the ABL Facility.

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

At September 30, 2018, we had $640.4 million in borrowings outstanding under the Term Loan Facility. We are required to make mandatory principal payments on an annual basis, if cash flows for the year, as defined in the agreement, exceed certain levels specified in the agreement. We were not required to make such principal payment for fiscal year 2018. Interest expense related to the Term Loan Facility, excluding original issue discount amortization and amortization of debt issuance costs was $34.2 million and $33.6 million for the fiscal years ended September 30, 2018 and 2017, respectively.

At September 30, 2018, we were in compliance with the covenants of the Term Loan Facility.

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

Working Capital

Our Chemicals and Plastics lines of business generally require significant working capital to purchase products from suppliers and sell those materials to our customers. The primary components of our working capital accounts are accounts receivable, inventories, accounts payable, accrued expenses and other liabilities and current portion due to related party pursuant to contingent consideration obligations. Working capital balances were $484.6 million and $457.8 million as of September 30, 2018 and 2017, respectively. The variance was primarily driven by higher inventory balances associated with the inflationary environment at the end of the current fiscal year 2018.

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

Liquidity

The following table summarizes our liquidity position as of September 30, 2018 and September 30, 2017:

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$58.9	$53.9
ABL Facility availability	344.2	277.8
Total liquidity	$403.1	$331.7

Cash and Cash Equivalents

At September 30, 2018, we had $58.9 million in cash and cash equivalents of which $52.9 million was held by foreign subsidiaries, $48.8 million of which was denominated in currencies other than the USD, primarily in euros and CAD, and $6.5 million in China denominated in RMB. While the RMB is convertible into USD, foreign exchange transactions are subject to approvals from the SAFE. We do not anticipate any significant adverse impact to overall liquidity from potential limitations on the transfer or conversion of cash and cash equivalents.

ABL Facility

Under the ABL Facility, if as of any date of determination when Trigger Event Excess Availability (as defined in the ABL Facility) is below certain thresholds or upon certain defaults, we will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent, which will be used to repay outstanding loans and cash collateralized letters of credit. Such requirement will be deemed continuing until the Trigger Event Excess Availability exceeds such threshold amount for 20 consecutive days. At September 30, 2018, Trigger Event Excess Availability under the ABL Facility was $344.2 million, which was $49.8 million in excess of the $294.4 million threshold that would trigger the foregoing requirements.

As previously described, the Univar Merger Agreement contains customary covenants which restrict us without Univar's consent, from taking certain specified actions until the proposed transaction closes or the Univar Merger Agreement terminates. One such restriction limits us from incurring any additional indebtedness (as defined in the Univar Merger Agreement) in excess of $150.0 million in aggregate principal amount over the amount outstanding under the Credit Facilities as in effect as of the date of execution of the Univar Merger Agreement.

Based on current and anticipated levels of operations, capital spending projections and conditions in our markets, we believe that cash on hand, together with cash flows from operations and borrowings available under the ABL Facility (after taking into account the limitation noted above), are adequate to meet our working capital and capital expenditure needs as well as any debt service and other cash requirements for at least twelve months.

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

Cash Flows

The following table sets forth the major categories of our cash flows for the fiscal years ended September 30, 2018, 2017 and 2016 and of the Predecessor for the period October 1, 2015 through June 8, 2016.

Major Categories of Cash Flows	Successor			Predecessor
	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017	Fiscal Year Ended September 30, 2016*	October 1, 2015 through June 8, 2016
(in millions)
Net cash provided by operating activities from continuing operations	$88.7	$78.6	$3.2	$69.5
Net cash provided by operating activities from discontinued operations	—	—	—	0.1
Net cash provided by operating activities	88.7	78.6	3.2	69.6
Net cash provided by (used in) investing activities	(26.2)	(84.2)	133.0	(11.8)
Net cash provided by (used in) financing activities	(57.4)	11.8	(88.9)	(121.5)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.2	—	0.3
Increase (decrease) in cash and cash equivalents	5.0	6.4	47.3	(63.4)
Cash and cash equivalents at the beginning of the period	53.9	47.5	0.2	127.7
Cash and cash equivalents at the end of the period	$58.9	$53.9	$47.5	$64.3

*The fiscal year ended September 30, 2016 includes 114 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

Fiscal Year Ended September 30, 2018 Compared to Fiscal Year Ended September 30, 2017, Fiscal Year Ended September 30, 2016 and Period October 1, 2015 through June 8, 2016 (Predecessor)

Cash flows from operating activities

Net cash provided by operating activities for the fiscal year ended September 30, 2018 was $88.7 million. Net income of $29.4 million, adjusted for the gain from sales of property and equipment, and significant non-cash items such as depreciation and amortization expenses, amortization of debt issuance costs, provision for bad debt, deferred income taxes, equity-based compensation expense and changes relating to contingent consideration liabilities collectively totaling $88.5 million, resulted in cash inflows of $117.9 million during the fiscal year ended September 30, 2018. Net cash provided by operating activities was impacted by the items specified below:

•
Accounts and notes receivable increased $16.8 million, primarily driven by higher average selling price due to an inflationary pricing environment in the current fiscal year. There were no significant changes in billing terms or collection processes during the current fiscal year.

•	Inventories increased $25.8 million primarily due to the inflationary environment.

•	Accounts payable decreased $2.0 million, primarily driven by the timing of payments during the current fiscal year.

•
Accrued expenses and other liabilities increased $12.3 million, which included the accrual of our annual employee incentive compensation, which was partially offset by a decrease in other current assets of $2.0 million.

•	Other assets and liabilities contributed $1.1 million.

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

Cash flows from investing activities

Investing activities used $26.2 million of cash during the fiscal year ended September 30, 2018, primarily due to the additions of property and equipment of $18.6 million primarily related to facility improvements, equipment purchases and additional information technology investments and the cash paid for asset acquisitions of $11.0 million, partially offset by $3.4 million of proceeds from the disposal of property and equipment.

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

Cash flows from financing activities

Financing activities used $57.4 million of cash during the fiscal year ended September 30, 2018, primarily as a result of net payments on the ABL Facility of $34.7 million, net payments on short-term debt of $1.5 million, payments on the Term Loan Facility of $6.5 million, capital lease payments of $3.7 million, and the payment of debt issuance costs of $0.8 million related to TLB Amendment No. 2. In addition, $10.2 million was paid to TPG related to the TRA liability.

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

Contractual Obligations and Commitments

At September 30, 2018, amounts due under our contractual commitments were as follows:

	Payments Due by Period (in millions)
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Short-term and long-term debt obligations (1)	$44.5	$117.5	$621.0	$—	$783.0
Estimated interest payments on long-term debt obligations (2)	42.8	83.0	62.8	—	188.6
Capital lease obligations (3)	7.6	14.3	17.3	25.4	64.6
Operating lease obligations (4)	14.1	16.0	8.0	0.3	38.4
Employee benefit obligations	—	—	—	3.5	3.5
Contingent consideration (5)	16.3	94.5	17.5	66.4	194.7
Other obligations (6)	10.6	2.5	1.4	1.2	15.7
Total	$135.9	$327.8	$728.0	$96.8	$1,288.5

(1)
Short-term obligations primarily include the payment of $38.1 million outstanding under credit facilities available to our operations in China and $6.4 million in principal installment payments under our Term Loan Facility. Long-term debt obligations include (i) the payment of $104.6 million in outstanding principal (as of September 30, 2018) under our ABL Facility and (ii) the payment of $634.0 million in outstanding principal under our Term Loan Facility. See Note 7 to our consolidated financial statements.

(2)
Estimated interest payments include cash interest payments and estimated commitment fees on long-term debt obligations. Variable interest rate payments were estimated using interest rates as of September 30, 2018 held constant to maturity.

(3)
Capital lease obligations represent future payments on capital lease agreements, including lease payments on all tractors under the Ryder Lease and the Montgomery Lease. The amounts above include executory costs of approximately $2.4 million per year, for aggregate executory costs totaling $15.1 million. Additionally, the amounts include decreasing annual interest payments ranging from $2.0 million to $0.1 million, for aggregate interest payments totaling $15.5 million on all capital leases. We are permitted to terminate the lease of an individual tractor under the Ryder Lease on the anniversary of its delivery date, provided that certain conditions are met. In the event we terminate the lease of an individual tractor in accordance with the terms of the Ryder Lease, we may elect to purchase the individual tractor at a predetermined residual value or return the tractor to Ryder, subject to an adjustment based on the then-current market value of the individual tractor. See Note 7 to our consolidated financial statements.

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

(6)
Other obligations are related to (i) non-cancellable equipment orders, (ii) certain IT-related contracts and (iii) remaining payments related to the asset acquisitions. (See Note 3 to our consolidated financial statements).

Not included in the table above is $10.8 million for a planned land acquisition expected to be finalized during the first half of fiscal year 2019. The consummation of this purchase agreement is subject to customary closing conditions.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K at September 30, 2018.

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

Under the ADA Purchase Agreement, Ashland agreed to retain the Retained Remediation Liabilities. Ashland’s obligation for these liabilities is not subject to any claim thresholds or deductibles. However, Ashland’s indemnification obligations under the ADA Purchase Agreement as described above terminated as of March 31, 2016, other than for the Retained Remediation Liabilities. As a result, any environmental remediation liabilities reported to Ashland after March 31, 2016 and not arising out of a Retained Remediation Liability will be liabilities of the Company. In addition, the Company is obligated to indemnify Ashland for any remediation liabilities other than the Retained Remediation Liabilities.

Based on the indemnification discussed above, we do not currently have any environmental or remediation reserves for matters that are covered by the ADA Purchase Agreement. If any Retained Specified Remediation Liability ultimately exceeds the liability ceilings described above, we would be responsible for such excess amounts. In addition, we are responsible for liabilities associated with our operation of the business, we would be required to take appropriate environmental or remediation reserves.

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

Changes in the estimates and inputs used in determining the fair value of the contingent consideration could have a material impact on the amounts recognized. The calculation of the liability for contingent consideration related to the TRA uses a discounted cash flow model which is sensitive to current interest rates and other market components incorporated in the discount rate. Additionally, this cash flow model is sensitive to changes in prevailing tax rates. The liability for the contingent consideration related to the Deferred Cash Consideration is highly sensitive to the price of our common stock at each valuation date. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" and Note 9 to our consolidated financial statements.

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

Credit Risk

We are subject to the risk of loss arising from the credit risk related to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on substantially all customers requesting credit and we will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. With the exception of our operations in China, we generally do not require collateral with respect to credit extended to customers. Our operations in China offer billing terms that allow certain customers to remit payment during a period of time ranging from 30 days to nine months. These notes receivable ($8.6 million at September 30, 2018) are supported by banknotes issued by large banks in China on behalf of these customers.

At September 30, 2018, no individual customer represented greater than 5.0% of the outstanding accounts receivable balance.

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

Borrowings under our ABL Facility bear a variable interest rate, which was a weighted average rate of 3.26% for the fiscal year ended September 30, 2018. For each $100.0 million drawn on the ABL Facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

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

See Note 7 to our consolidated financial statements for more information on the ABL Facility and Term Loan Facility.

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

The fair value of the liability for the contingent consideration related to the TRA was $74.8 million as of September 30, 2018.  The calculation of the liability for the contingent consideration related to the TRA uses a cash flow model which incorporates current interest rates in the discount rate used to discount the obligation to present value.  A 100 basis point increase in the discount rate compared to the discount rate used at the September 30, 2018 valuation would have resulted in a decrease of approximately $0.6 million in the value of the liability for the contingent consideration related to the TRA. Additionally, this cash flow model is sensitive to changes in applicable tax rates. A 100 basis point decrease in the tax rate compared to the tax rate used at the September 30, 2018 valuation would have resulted in an increase of approximately $2.6 million in the value of the liability for the contingent consideration related to the TRA.

The fair value of the liability for the contingent consideration related to Deferred Cash Consideration was $62.7 million as of September 30, 2018. The liability for the contingent consideration related to the Deferred Cash Consideration is highly sensitive to the price of our common stock at each valuation date. A $1.00 increase/decrease in the price of our common stock from its September 30, 2018 price would have increased/decreased the fair value of the liability for the Deferred Cash Consideration by approximately $5.1 million.

Derivatives

During the three months ended March 31, 2018, we entered into three interest rate swap agreements with a combined notional amount of $300.0 million to help mitigate interest rate risk related to the variable rate Term Loan Facility. During the three months ended March 31, 2017, we entered into four interest rate swap agreements with a combined notional amount of $300.0 million to help mitigate interest rate risk related to the variable rate Term Loan Facility. The swap agreements expire at various dates from February 2020 through February 2023 and are accounted for as cash flow hedges. Gains or losses resulting from changes in the fair value of the swaps are recorded in other comprehensive income. Gains and losses recorded in other comprehensive income are reclassified into and recognized in income when the interest expense on the Term Loan Facility is recognized. The interest rate swaps continue to be accounted for as cash flow hedges and there was no material ineffectiveness related to the swaps after the modification of the terms described above. At September 30, 2018, we recorded a net asset of $10.2 million in the consolidated balance sheet related to these instruments.

During the fiscal year ended September 30, 2018, we reclassified into income and recognized a realized loss on the interest rate swaps of $1.2 million, which was recorded in interest expense. During the fiscal year ended September 30, 2018, we recorded an unrealized gain of $8.1 million on the interest rate swaps (net of taxes and reclassifications into income, including any ineffective portion), which was recorded in other comprehensive income. As of September 30, 2018, $2.8 million in unrealized gains were expected to be realized and recognized in income within the next twelve months.

Changes in market interest rates will impact the amount we ultimately pay or receive related to these swap agreements. A 100 basis point increase or decrease in market interest rates would result in a $6.0 million annual change in the amount we receive or pay, respectively, in connection with these swap agreements.

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

Included in our consolidated statement of operations for the fiscal year ended September 30, 2018 is a $1.1 million net loss related to foreign exchange rate fluctuations. The most significant currency exposures during this period were to the RMB, CAD and Peso versus the USD. These currencies fluctuated to various degrees but such fluctuations did not exceed 5% from their respective values since September 30, 2017. Assuming the same directional fluctuations as occurred during the fiscal year ended September 30, 2018, a hypothetical 10.0% weakening/strengthening in the average exchange rates of these currencies from that date would have generated a net loss/gain of $0.3 million in our consolidated statement of operations for the fiscal year ended September 30, 2018.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nexeo Solutions, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nexeo Solutions, Inc. and its Subsidiaries (Successor) (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2018, including the related notes and financial statement schedule listed in the accompanying index for each of the three years in the period ended September 30, 2018 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP
Houston, Texas
December 6, 2018

We have served as the Company’s auditor since 2011.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of Nexeo Solutions Holdings, LLC

In our opinion, the accompanying consolidated statements of operations, comprehensive income (loss) and cash flows present fairly, in all material respects, the results of operations and cash flows of Nexeo Solutions Holdings, LLC and its subsidiaries (Predecessor) for the period from October 1, 2015 through June 8, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule, Schedule II-Valuation and Qualifying Accounts, for the period from October 1, 2015 through June 8, 2016, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
December 8, 2016

Nexeo Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share amounts and par value)

	September 30, 2018	September 30, 2017
Current Assets
Cash and cash equivalents	$58.9	$53.9
Accounts and notes receivable (net of allowance for doubtful accounts of $4.2 million and $2.2 million, respectively)	607.8	597.4
Inventories	338.8	315.5
Income taxes receivable	5.9	3.4
Other current assets	17.3	19.8
Total current assets	1,028.7	990.0

Non-Current Assets
Property, plant and equipment, net	284.9	316.1
Goodwill	699.9	703.0
Other intangible assets, net of amortization	211.6	231.5
Deferred income taxes	2.3	2.3
Other non-current assets	16.2	10.6
Total non-current assets	1,214.9	1,263.5
Total Assets	$2,243.6	$2,253.5

Current Liabilities
Short-term borrowings, current portion of long-term debt and capital lease obligations	$47.7	$51.1
Accounts payable	380.1	384.2
Accrued expenses and other liabilities	67.2	58.4
Due to related party pursuant to contingent consideration obligations	14.7	12.5
Income taxes payable	2.9	3.2
Total current liabilities	512.6	509.4

Non-Current Liabilities
Long-term debt and capital lease obligations, less current portion, net	752.4	794.0
Deferred income taxes	30.7	34.9
Due to related party pursuant to contingent consideration obligations	122.8	127.7
Other non-current liabilities	10.6	9.9
Total non-current liabilities	916.5	966.5
Total Liabilities	1,429.1	1,475.9

Commitments and Contingencies (see Note 13)

Equity
Preferred stock, $0.0001 par value (1,000,000 shares authorized, none issued and outstanding as of September 30, 2018 and September 30, 2017)	—	—
Common stock, $0.0001 par value (300,000,000 shares authorized, 89,747,062 shares issued and 89,727,546 shares outstanding as of September 30, 2018 and 89,353,641 shares issued and 89,344,065 shares outstanding as of September 30, 2017)	—	—
Additional paid-in capital	771.5	764.4
Retained earnings	34.2	4.8
Accumulated other comprehensive income	9.0	8.5
Treasury stock, at cost: 19,516 and 9,576 shares as of September 30, 2018 and September 30, 2017	(0.2)	(0.1)
Total equity	814.5	777.6
Total Liabilities and Equity	$2,243.6	$2,253.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(in millions, except share and per share data)

	Successor			Predecessor
	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017	Fiscal Year Ended September 30, 2016*	October 1, 2015 Through June 8, 2016
Sales and operating revenues	$4,034.2	$3,636.9	$1,065.7	$2,340.1
Cost of sales and operating expenses	3,574.1	3,238.5	957.3	2,068.2
Gross profit	460.1	398.4	108.4	271.9
Selling, general and administrative expenses	352.6	312.9	91.7	208.9
Transaction related costs	2.8	1.9	21.3	33.4
Change in fair value of contingent consideration obligations	7.5	16.2	(11.2)	—
Operating income	97.2	67.4	6.6	29.6
Other income, net	1.0	8.3	0.5	2.9
Interest income (expense)
Interest income	0.5	0.3	0.8	0.1
Interest expense	(52.6)	(51.1)	(15.1)	(42.3)
Net income (loss) from continuing operations before income taxes	46.1	24.9	(7.2)	(9.7)
Income tax expense	16.7	10.5	1.2	4.2
Net income (loss) from continuing operations	29.4	14.4	(8.4)	(13.9)
Net income from discontinued operations, net of tax	—	—	—	0.1
Net income (loss)	$29.4	$14.4	$(8.4)	$(13.8)

Net income (loss) per share available to common stockholders
Basic	$0.38	$0.19	$(0.24)
Diluted	$0.38	$0.19	$(0.24)
Weighted average number of common shares outstanding
Basic	76,803,187	76,752,752	35,193,789
Diluted	76,909,547	76,839,810	35,193,789

*The fiscal year ended September 30, 2016 includes 114 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Successor			Predecessor
	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017	Fiscal Year Ended September 30, 2016*	October 1, 2015 Through June 8, 2016
Net income (loss)	$29.4	$14.4	$(8.4)	$(13.8)
Unrealized foreign currency translation gain (loss), net of tax (1)	(7.6)	13.0	(4.5)	(4.0)
Unrealized gain on interest rate hedges, net of tax (2)	8.1	—	—	0.3
Other comprehensive income (loss), net of tax	0.5	13.0	(4.5)	(3.7)
Total comprehensive income (loss), net of tax	$29.9	$27.4	$(12.9)	$(17.5)

*The fiscal year ended September 30, 2016 includes 114 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.
(1)    Tax effects are not material.
(2) Tax impact of the unrealized gains related to the interest-rate swaps was $2.8 million for the fiscal year ended September 30, 2018 and immaterial for the fiscal years ended September 30, 2017 and 2016 and for the period from October 1, 2015 through June 8, 2016, for the Predecessor.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Consolidated Statements of Equity
(in millions, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at September 30, 2016	89,286,936	$—	—	$—	$758.9	$(9.6)	$(4.5)	$744.8
Issuance of restricted stock	77,458	—	—	—	—	—	—	—
Forfeiture of restricted stock award	(10,753)	—	—	—	—	—	—	—
Shares associated with employee tax withholding for vesting of certain equity awards	(9,576)	—	9,576	(0.1)	—	—	—	(0.1)
Equity-based compensation	—	—	—	—	5.5	—	—	5.5
Comprehensive income:
Net income	—	—	—	—	—	14.4	—	14.4
Other comprehensive income	—	—	—	—	—	—	13.0	13.0
Balance at September 30, 2017	89,344,065	$—	9,576	$(0.1)	$764.4	$4.8	$8.5	$777.6
Issuance of restricted stock	415,867	—	—	—	—	—	—	—
Vesting of restricted stock units	8,162	—	—	—	—	—	—	—
Forfeiture of restricted stock award	(30,608)	—	—	—	—	—	—	—
Shares associated with employee tax withholding for vesting of certain equity awards	(9,940)	—	9,940	(0.1)	—	—	—	(0.1)
Equity-based compensation	—	—	—	—	7.1	—	—	7.1
Comprehensive income:
Net income	—	—	—	—	—	29.4	—	29.4
Other comprehensive income	—	—	—	—	—	—	0.5	0.5
Balance at September 30, 2018	89,727,546	$—	19,516	$(0.2)	$771.5	$34.2	$9.0	$814.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Successor			Predecessor
	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017	Fiscal Year Ended September 30, 2016*	October 1, 2015 through June 8, 2016
Cash flows from operations
Net income (loss) from continuing operations	29.4	14.4	(8.4)	(13.9)
Adjustments to reconcile to cash flows from operations:
Depreciation and amortization	74.9	73.1	20.6	37.7
Debt issuance costs amortization, debt issuance costs write-offs and original issue discount amortization	4.5	4.1	0.7	6.1
Non-cash transaction costs	—	—	12.8	—
Provision for bad debt	1.9	(0.2)	0.3	1.2
Impairment charge due to natural disasters	—	1.5	—	—
Deferred income taxes	(6.9)	2.2	(1.1)	1.1
Equity-based compensation expense	7.1	5.5	1.5	2.7
Change in fair value of contingent consideration obligations	7.5	16.2	(11.2)	—
(Gain) loss from sales of property and equipment	(0.5)	0.2	0.2	(2.0)
Gain related to reimbursements of certain capital expenditures incurred	—	(8.1)	(0.8)	—
Gain from debt extinguishment, net	—	—	—	(0.6)
Changes in assets and liabilities:
Accounts and notes receivable	(16.8)	(101.9)	(5.0)	34.4
Inventories	(25.8)	14.4	12.5	8.4
Other current assets	2.0	5.6	0.1	(4.1)
Accounts payable	(2.0)	43.7	(14.5)	13.4
Related party payable	—	—	(0.1)	(0.3)
Accrued expenses and other liabilities	12.3	6.1	(4.9)	(9.7)
Changes in other operating assets and liabilities, net	1.1	1.8	0.5	(4.9)
Net cash provided by operating activities from continuing operations	88.7	78.6	3.2	69.5
Net cash provided by operating activities from discontinued operations	—	—	—	0.1
Net cash provided by operating activities	88.7	78.6	3.2	69.6
Cash flows from investing activities
Additions to property and equipment	(18.6)	(27.6)	(12.7)	(14.2)
Proceeds from the disposal of property and equipment	3.4	0.6	4.7	2.4
Proceeds from reimbursement for certain capital expenditures incurred	—	8.4	0.5	—
Proceeds withdrawn from trust account	—	—	501.1	—
Cash paid for asset and business acquisitions	(11.0)	(65.6)	(360.6)	—
Net cash provided by (used in) investing activities	(26.2)	(84.2)	133.0	(11.8)
Cash flows from financing activities
Proceeds from issuance of common stock	—	—	234.9	—
Redemption of common stock	—	—	(298.5)	—
Proceeds from Sponsor convertible note and Sponsor promissory note	—	—	0.7	—
Repayment of Sponsor convertible note and Sponsor promissory note	—	—	(1.0)	—
Repurchases of membership units	—	—	—	(0.1)
Cash paid to TPG related to TRA	(10.2)	—	—	—
Proceeds from short-term debt	54.6	40.6	13.3	20.9
Repayments of short-term debt	(56.1)	(39.3)	(12.8)	(17.1)
Proceeds from issuance of long-term debt	690.6	773.8	972.5	292.1
Repayments of long-term debt and capital lease obligations	(735.5)	(762.0)	(205.4)	(417.3)
Repayment of Predecessor long-term debt	—	—	(767.3)	—
Payments of debt issuance costs	(0.8)	(1.3)	(25.3)	—
Net cash provided by (used in) financing activities	(57.4)	11.8	(88.9)	(121.5)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.2	—	0.3
Increase (decrease) in cash and cash equivalents	5.0	6.4	47.3	(63.4)
Cash and cash equivalents at the beginning of the period	53.9	47.5	0.2	127.7
Cash and cash equivalents at the end of the period	$58.9	$53.9	$47.5	$64.3
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$48.2	$46.1	$16.9	$32.9
Cash paid during the period for taxes (net of refunds)	$20.9	$6.9	$2.9	$3.4
Supplemental disclosure of non-cash operating activities:
Non-cash payment of deferred underwriting fees	$—	$—	$18.3	$—
Supplemental disclosure of non-cash investing activities:
Non-cash capital expenditures	$1.8	$17.3	$3.2	$16.5
Non-cash intangible assets acquired	$—	$3.7	$—	$—
Supplemental disclosure of non-cash financing activities:
Non-cash capital lease obligations, net	$0.3	$15.3	$0.2	$14.3

*The fiscal year ended September 30, 2016 includes 114 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except per share amounts)

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

           The Predecessor period in the consolidated financial statements represent the operating results of Holdings and its subsidiaries prior to the Business Combination.

The Company recorded out-of-period adjustments during the fiscal year ended September 30, 2018 to correct errors in the tax provision and accrued costs. The net impact of these adjustments for the fiscal year ended September 30, 2018 was an increase to revenue of $0.4 million, a decrease to gross profit of $0.9 million and a decrease to net income $2.0 million. The Company does not believe these adjustments are material, individually or in the aggregate, to its consolidated financial statements for the fiscal year ended September 30, 2018, nor does it believe such items are material to any of its previously issued annual or quarterly financial statements.

Nature of Operations

The Company is a global materials distributor for chemicals products in North America and Asia and for plastics products in North America, EMEA and Asia. In North America, primarily in the U.S., the Company provides on-site and off-site hazardous and non-hazardous environmental services, including waste collection, transportation, recovery, disposal arrangement and recycling services. The Company offers its customers products used in a broad cross-section of end markets including household, industrial and institutional, lubricants, performance coatings (including architectural coatings, adhesives, sealants and elastomers), automotive, healthcare, personal care, oil and gas and construction. In connection with the distribution of chemicals products, the Company provides value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development.

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

No single customer accounted for more than 10% of revenues for any line of business, or on a consolidated basis, and no individual customer represented greater than 5.0% of the outstanding accounts receivable balance for each of the periods reported. The Company had two suppliers that each accounted for approximately 11.6% and 9.6% of consolidated purchases during the fiscal year ended September 30, 2018, 12.1% and 9.9% for the fiscal year ended September 30, 2017 and 11.9% and 10.4% for the fiscal year ended September 30, 2016. For the period from October 1, 2015 through June 8, 2016, these two suppliers accounted for approximately 12.0% and 9.8% of consolidated purchases for the Predecessor.

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

The Company records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses for accounts receivable. On a recurring basis, the Company reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Receivables are charged off against the allowance for doubtful accounts when it is probable a receivable will not be recovered. The allowance for doubtful accounts was $4.2 million and $2.2 million at September 30, 2018 and 2017, respectively. Bad debt expense, net of recoveries is a component of Selling, general and administrative expenses in the consolidated statements of operations. For the fiscal year ended September 30, 2018 net bad debt expense was $1.9 million and for the fiscal year ended September 30, 2017 net bad debt recovery was $0.2 million. For the fiscal year ended September 30, 2016 net bad debt expense was $0.3 million. Net bad debt expense for the Predecessor period from October 1, 2015 through June 8, 2016 was $1.2 million.

Certain customers of the Company's operations in China are allowed to remit payment during a period of time ranging from 30 days up to nine months. These notes receivables, which are supported by banknotes issued by large banks in China on behalf of these customers, are included in Accounts and Notes Receivable on the Company's consolidated balance sheets and totaled $8.6 million and $8.3 million at September 30, 2018 and 2017, respectively.

Inventories

Inventories are carried at the lower of cost or net realizable value using the weighted average cost method. The Company’s inventories in the U.S. and Canada are collateral under the Credit Facilities. See Note 4.

Goodwill and Intangibles

The Company had goodwill of $699.9 million and $703.0 million at September 30, 2018 and 2017, respectively, associated with the Business Combination and asset acquisitions. The purchase consideration of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The estimated fair values are determined after review and consideration of relevant information including discounted cash flows, quoted market prices and estimates made by management. To the extent that the purchase consideration exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill. See Notes 3 and 6.

The Company had other intangible assets, net of amortization, of $211.6 million and $231.5 million at September 30, 2018 and 2017, respectively. These intangible assets, which are amortized on a straight-line basis over their estimated useful lives, consist of customer relationships, supplier relationships, trade names, below-market leases and non-compete agreements. See Notes 3 and 6. The range of estimated useful lives used to amortize these intangible assets is as follows:

Estimated Useful Lives (years)
Customer-related	5-13
Supplier-related	6-10
Trade name	2-10
Below-market leases	1-7
Non-compete agreements	3-10

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

Transactions undertaken in currencies other than the functional currency of the subsidiary are translated using the exchange rate in effect as of the transaction date and give rise to foreign currency transaction gains and losses, which the Company includes in Selling, general and administrative expenses in the consolidated statements of operations. Net foreign currency transaction losses from various currencies were $1.1 million, $0.6 million and $1.1 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. Net foreign currency transaction losses were $1.6 million for the period from October 1, 2015 through June 8, 2016 for the Predecessor.

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

Consistent with industry standards, the Company may offer volume-based rebates to large customers if the customer purchases a specified volume with the Company over a specified time period. The determination of these rebates at an interim date involves management judgment. As a result, the Company’s revenues may be affected if a customer earns a rebate toward the end of a year that the Company had not expected or if its estimate of customer purchases are less than expected. The Company has the experience and access to relevant information that the Company believes are necessary to reasonably estimate the amounts of such deductions from gross revenues. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly if and when actual experience differs from previous estimates. The Company recognizes the rebate obligation as a reduction of revenue based on its estimate of the total volume of purchases from a given customer over the specified period of time. Customer rebates totaled $7.7 million, $7.8 million and $2.1 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. Customer rebates totaled $4.0 million for the period from October 1, 2015 through June 8, 2016 for the Predecessor.  Rebates due to customers were $5.2 million and $4.8 million at September 30, 2018 and 2017, respectively.  These payables are included in Accrued expenses and other liabilities in the consolidated balance sheets.

Supplier Rebates

Certain of the Company's vendor arrangements provide for purchase incentives based on the Company achieving a specified volume or dollar value of purchases. The Company records the incentives as a reduction of inventory costs (and related cost of sales) based on its purchases to date and its estimates of purchases for the remainder of the calendar year. The Company receives these incentives in the form of rebates that are payable only when the Company's purchases equal or exceed the relevant calendar year target. Supplier rebates totaled $8.9 million, $9.0 million and $3.1 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. Supplier rebates totaled $6.5 million for the period from October 1, 2015 through June 8, 2016 for the Predecessor. Supplier rebates due to the Company were $4.4 million and $4.0 million at September 30, 2018 and 2017, respectively. These receivables are included in Accounts and notes receivable in the consolidated balance sheets.

Shipping and Handling

All shipping and handling amounts billed to customers are included in revenues. Costs incurred related to the shipping and handling of products are included in cost of sales.

Expense Recognition

Cost of sales include material and production costs, as well as the costs of inbound and outbound freight, purchasing and receiving, inspection, warehousing, internal transfers and all other distribution network costs. The Company's products and services are generally sold without any extended warranties. Selling, general and administrative expenses include sales and marketing costs, advertising, research and development, customer support, environmental remediation and administrative costs. Advertising and research and development costs are expensed as incurred. Advertising expenses totaled $2.3 million, $1.8 million and $0.3 million for the fiscal years ended September 30, 2018, 2017, and 2016 respectively. Advertising expenses totaled $1.3 million for the period from October 1, 2015 through June 8, 2016 for the Predecessor. There were no material research and development expenses incurred during any of the periods presented.

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

Recent Accounting Pronouncements Adopted as of September 30, 2018

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modified award. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications.  The amendments in this ASU will be applied prospectively to awards modified on or after the adoption date. The Company adopted this standard as of October 1, 2017, and it did not have a material effect on the Company’s financial position or results of operations.

New Accounting Pronouncements Not Yet Adopted as of September 30, 2018

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition and require that revenue be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 for all entities by one year. These amendments will be effective in annual reporting periods beginning after December 15, 2017 including interim reporting periods within that reporting period. The Company has completed its assessment of the financial statement impact of the new standard, and does not expect it to have a material impact on the Company's financial position or results of operations. The Company adopted this standard on October 1, 2018 and will use the modified retrospective approach.

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

In August 2016 the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is in the process of evaluating the provisions of this ASU but does not expect it to have a material effect on the Company’s consolidated statements of cash flows.

In August 2018 the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modified the disclosures related to recurring and nonrecurring fair value measurements. Disclosures related to the transfer of assets between Level 1 and Level 2 hierarchies have been eliminated and various additional disclosures related to Level 3 fair value measurements have been added, modified or removed. This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted upon issuance of the standard for disclosures modified or removed with a delay of adoption of the additional disclosures until their effective date. The Company is in the process of evaluating the provisions of the ASU but does not expect it to have a material effect on the Company’s consolidated financial statements.

3. Acquisitions

Merger Agreement with Univar

On September 17, 2018, Nexeo and Univar entered into the Univar Merger Agreement providing for the acquisition of Nexeo by Univar.

Subject to the terms and conditions set forth in the Univar Merger Agreement, holders of Nexeo’s common stock will receive (A) the Cash Consideration, described below, and (B) 0.305 of a share of Univar common stock (referred to as the "Stock Consideration").

The “Cash Consideration” will be $3.29 per share, subject to reduction by up to $0.41 per share based on the closing price of Univar common stock on the day prior to the closing of the proposed transaction. The Cash Consideration will be reduced on a linear basis between $3.29 per share and $2.88 per share to the extent that the closing price of Univar common stock is between $25.34 and $22.18. If the closing price of Univar common stock is $22.18 per share or lower, the Cash Consideration will be $2.88 per share. If the closing price of Univar common stock on is $25.34 per share or higher, the Cash Consideration will be $3.29 per share.
The Univar Merger Agreement and the proposed transaction were approved unanimously by the Board of Directors of both Nexeo and Univar and are subject to review by the SEC and regulatory agencies in the U.S. and other jurisdictions. The Univar Merger Agreement is also subject to a number of conditions, including, among other things and as further described in the Univar Merger Agreement: (i) the adoption by Nexeo’s stockholders of the Univar Merger Agreement, (ii) the approval by Univar’s stockholders of the issuance of the shares of Univar common stock in connection with the proposed transaction contemplated by the Univar Merger Agreement, (iii) the receipt of other required regulatory approvals, (iv) the absence of any law or governmental order prohibiting the proposed transaction, (v) the effectiveness of Univar's registration statement and the approval for listing on the NYSE of the shares of Univar common stock in connection with the proposed transaction contemplated by the Univar Merger Agreement, (vi) no material adverse effect on Nexeo's and Univar's operations having occurred since the signing of the Univar Merger Agreement and (vii) the termination of the TRA. There can be no assurance that the conditions to the completion of the proposed transaction will be satisfied or waived or that the proposed transaction will be completed. On November 16, 2018, Univar and Nexeo announced that the waiting period under the HSR Act expired.

The Univar Merger Agreement contains customary representations and warranties made by each of the Univar and Nexeo, and also contains customary pre-closing covenants, including covenants, among others, by each of Univar and Nexeo to operate its respective businesses in the ordinary course consistent with past practice and to refrain from taking certain actions without the other party’s consent during the period prior to closing.

The proposed transaction is expected to close in the first quarter of 2019. Transaction costs incurred by the Company associated with the Univar Merger Agreement were $11.3 million during the fiscal year ended September 30, 2018. Of this amount, approximately $2.8 million were recorded in Transaction Costs and $8.5 million were recorded in Selling, general and administrative expenses in the consolidated statement of operations.
Ultra Chem Acquisition

On April 3, 2017, the Company completed the Ultra Chem Acquisition for $56.7 million, net of cash acquired of $0.5 million, pursuant to the Ultra Chem Stock Purchase Agreement.  Of the purchase price, $10.7 million was initially placed in escrow. As of September 30, 2018, $9.3 million of the purchase price may remain in escrow for a period of up to five years from the closing of the Ultra Chem Acquisition and relates to indemnification obligations under the Ultra Chem Stock Purchase Agreement. The escrow amount will be released pursuant to the terms of the Ultra Chem Stock Purchase Agreement and related documentation. The Ultra Chem Acquisition was financed with approximately $58.0 million of borrowings under the ABL Facility. There is no contingent consideration related to the Ultra Chem Acquisition.

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

Transaction costs incurred by the Company associated with the Ultra Chem Acquisition were less than $0.1 million during the fiscal year ended September 30, 2018. Transaction costs incurred by the Company associated with the Ultra Chem Acquisition were $1.8 million during the fiscal year ended September 30, 2017. Of this amount, approximately $1.1 million were recorded in Transaction Costs and $0.7 million were recorded in Selling, general and administrative expenses in the consolidated statement of operations.

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

Property and Equipment

Property and equipment acquired consists primarily of leasehold improvements, computer and office equipment as well as furniture and fixtures. The purchase price allocation for property, plant and equipment was based on the carrying value of such assets as it was determined to approximate fair value.

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

Contingent Consideration - Deferred Cash Consideration

The contingent consideration associated with the Deferred Cash Consideration will be an amount in cash equal to the prevailing price of the Company’s common stock at the time that the Company pays such deferred cash payment multiplied by the number of Excess Shares (5,178,642 Excess Shares as of September 30, 2018).  Based on the terms of the Excess Shares, certain circumstances require the Company to pay all or a portion of the Deferred Cash Consideration to the Selling Equityholders, where such cash amount is calculated as set forth in the Merger Agreement, including (i) where the volume weighted average trading price of the Company’s common stock for any period of 20 trading days in any 30 trading day period exceeds $15.00 per share, and (ii) if any Excess Shares remain on June 30, 2021. If any Excess Shares remain on June 30, 2021, the Company must elect to either (i) within five business days of such date, pay the Selling Equityholders an amount in cash equal to the product of the number of remaining Excess Shares multiplied by the volume weighted-average trading price for the 20 trading day period immediately preceding such date or (ii) use reasonable best efforts to sell such shares to a third party in a primary offering and pay the gross proceeds thereof (less any underwriting discounts and commissions) to the Selling Equityholders. However, to the extent the number of shares issued in such offerings does not equal the full amount of Excess Shares remaining at the time of the offering, the Company’s obligations with respect to any remaining Excess Shares, including the obligation to continue to complete any necessary additional offerings, shall continue.

In order to estimate the fair value of the Deferred Cash Consideration, the Company estimates the value of the Excess Shares using a Monte Carlo simulation model. The estimated fair value of the Deferred Cash Consideration liability was $62.7 million and $35.1 million as of September 30, 2018 and September 30, 2017, respectively. See Note 9.

Upon consummation of the Univar Merger Agreement, the obligation to pay the Deferred Cash Consideration will be accelerated. The Deferred Cash Consideration will be calculated as an amount in cash equal to the Excess Shares multiplied by an amount equal to the Cash Consideration plus the implied value of the Stock Consideration based on the closing trading price of Univar's common stock on the day prior to the completion of the proposed transaction.

Contingent Consideration - TRA

Concurrent with the completion of the Business Combination, the Company incurred the liability for contingent consideration related to the TRA, which reflects amounts owed to the Selling Equityholders. This liability generally provides for the payment by the Company to the Selling Equityholders of 85% of the net cash savings, if any, in U.S. federal, state and local income taxes that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing Date as a result of (i) certain increases in tax basis resulting from the Company Merger, (ii) certain tax attributes of Holdings existing prior to the Mergers, (iii) net operating losses and certain other tax attributes of Blocker available to the Company as a result of the Blocker Merger and (iv) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments the Company makes under the TRA. The Company will retain the benefit of the remaining 15% of the net cash savings, if any. The Company estimated the fair value of the TRA liability based on a discounted cash flow model which incorporates assumptions of projected taxable income, projected income tax liabilities and an estimate of tax benefits expected to be realized as a result of the Business Combination. The current undiscounted cash flows associated with the TRA liability were estimated to be approximately $131.3 million over the time period during which the tax benefits are expected to be realized, currently estimated at over 20 years. The estimated fair value of the TRA liability is $74.8 million and $105.1 million as of September 30, 2018 and September 30, 2017, respectively. See Note 9. The decrease in the liability is reflective of the provisional impact associated with the Tax Act enacted in December 2017 (see Note 15), which lowers the Company’s projected income tax liabilities, the estimate of tax benefits expected to be realized as a result of the Business Combination and the ultimate amount expected to be paid by the Company to the Selling Equityholders.

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

In connection with the Univar Merger Agreement, Nexeo and the TRA Holders entered into a TRA Termination Agreement under which the parties agreed to terminate the TRA, upon consummation of the proposed transaction. Upon termination of the TRA, a cash payment to the TRA Holders will be made in an amount equal to $60.0 million. In the event the Univar Merger Agreement is terminated, the TRA Termination Agreement will no longer be in force.

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

Goodwill

Goodwill represents the excess of the total purchase consideration over the fair value of the underlying net assets acquired, largely arising from the workforce and extensive efficient distribution network that has been established by the acquired business. Of the total amount of goodwill recognized as part of the allocation of the purchase consideration above, the Company expects approximately $252.9 million to be deductible for tax purposes as of September 30, 2018.

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

	Fiscal Year Ended September 30,
	2018	2017	2016
Sales and operating revenues	$4,034.2	$3,672.2	$3,466.3
Operating income	$97.2	$71.1	$96.6
Net income from continuing operations	$29.4	$16.4	$33.4
Net income	$29.4	$16.4	$33.5
Basic and diluted net income per share	$0.38	$0.21	$0.44

Pro forma weighted average number of common shares outstanding
Basic	76,803,187	76,752,752	76,746,168
Diluted	76,909,547	76,839,810	76,799,052

The unaudited consolidated pro forma information for the fiscal year ended September 30, 2016 above reflects the effect of recognizing the non-recurring inventory fair value step up of $1.0 million and the effect of transaction related costs of $1.8 million during that period from the Ultra Chem Acquisition.

There was no impact to the calculation of pro forma basic or diluted weighted average number of common shares outstanding as a result of the Ultra Chem Acquisition, as no shares were issued as consideration. For the fiscal year ended September 30, 2016 presented above, the pro forma weighted average number of common shares outstanding were computed assuming all shares issued as a result of the Business Combination would have been issued on October 1, 2014. There were 12,476,250 Founder Shares not included in the basic or diluted computations because market conditions are assumed to be not satisfied. Additionally, the outstanding PSU awards were not included in the computation of diluted shares outstanding because performance targets and/or market conditions are assumed not to have been met for these awards. Diluted shares outstanding also did not include 25,012,500 shares based on the exercise of 50,025,000 warrants because the warrants were out-of-the-money.

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

4. Certain Balance Sheet Information

Cash and Cash Equivalents

Cash and cash equivalents were $58.9 million as of September 30, 2018 and $53.9 million as of September 30, 2017. These amounts included the following:

	September 30, 2018	September 30, 2017
Cash held by foreign subsidiaries	$52.9	$36.8
Non-USD denominated currency held by foreign subsidiaries	$48.8	$31.1
Currency denominated in RMB	$6.5	$8.5

Non-USD denominated currency held by foreign subsidiaries was primarily in euros and CAD. While the RMB is convertible into USD, foreign exchange transactions are subject to approvals from SAFE. The Company does not anticipate any significant adverse impact to overall liquidity from potential limitations on the transfer or conversion of cash and cash equivalents.

Inventories

Inventories at September 30, 2018 and 2017 consisted of the following:

	September 30, 2018	September 30, 2017
Finished products	$334.0	$310.6
Supplies	4.8	4.9
Total	$338.8	$315.5

The Company’s inventories in the U.S. and Canada are collateral under the Credit Facilities.

Other Non-Current Assets

Other non-current assets at September 30, 2018 and 2017 consisted of the following:

	September 30, 2018	September 30, 2017
Debt issuance costs of the ABL Facility	$3.8	$5.1
Deposits	2.5	2.8
Interest rate swap (1)	8.0	0.3
Other	1.9	2.4
Total	$16.2	$10.6

(1) See Note 8 for additional information.

Amortization of debt issuance costs related to the ABL Facility recorded in Interest expense in the consolidated statements of operations was $1.3 million, $1.3 million and $0.4 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

Amortization of debt issuance costs related to the Predecessor ABL Facility recorded in interest expense was $2.1 million for the period from October 1, 2015 through June 8, 2016.

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

5. Property, Plant and Equipment

Property, plant and equipment at September 30, 2018 and 2017 consisted of the following:

	September 30, 2018	September 30, 2017
Land	$50.8	$51.0
Plants and buildings (1)	109.7	106.5
Machinery and equipment (2)	153.4	152.8
Software and computer equipment	70.5	63.3
Construction in progress	5.4	5.0
Total	389.8	378.6
Less accumulated depreciation (3)	(104.9)	(62.5)
Property, plant and equipment, net	$284.9	$316.1

(1) Includes $13.7 million related to facilities acquired under capital leases for the periods ended September 30, 2018 and September 30, 2017.
(2) Includes $26.5 million and $27.2 million, respectively, related to equipment acquired under capital leases.
(3) Includes $7.4 million and $4.9 million, respectively, related to facilities and equipment acquired under capital leases.

Depreciation expense recognized on the property, plant and equipment described above was as follows:

	Successor			Predecessor
	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017	Fiscal Year Ended September 30, 2016*	October 1, 2015 Through June 8, 2016
Depreciation expense	$46.8	$48.2	$13.6	$27.1

*The fiscal year ended September 30, 2016 includes 114 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

Included in the carrying value of property, plant and equipment in the Company's consolidated balance sheets are certain closed facilities located in the U.S., which collectively have a carrying value of $1.1 million as of September 30, 2018 and 2017, respectively. The facilities do not currently meet the criteria for held-for-sale classification; accordingly, they remain classified as held and used.

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

6. Goodwill and Other Intangibles

Goodwill

The following is a progression of goodwill by reportable segment:

	Chemicals	Plastics	Other	Total
Balance at September 30, 2016	$331.6	$271.1	$63.0	$665.7
Measurement period adjustments	2.7	1.2	0.5	4.4
Ultra Chem Acquisition	28.0	—	—	28.0
Foreign currency translation	0.5	4.4	—	4.9
Balance at September 30, 2017	$362.8	$276.7	$63.5	$703.0
Foreign currency translation	(0.4)	(2.7)	—	(3.1)
Balance at September 30, 2018	$362.4	$274.0	$63.5	$699.9

Goodwill amounts by reportable segment at September 30, 2018 are based on the allocation of the purchase consideration of the Business Combination as of the Closing Date and the allocation of the purchase consideration of the Ultra Chem Acquisition as of the Ultra Chem Closing Date. See Note 3.

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

Other Intangible Assets

Definite-lived intangible assets at September 30, 2018 and September 30, 2017 consisted of the following:

	September 30, 2018			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$239.6	$(44.1)	$195.5	$234.6	$(23.7)	$210.9
Supplier-related	3.1	(0.4)	2.7	1.5	(0.1)	1.4
Trade name	23.3	(12.7)	10.6	22.3	(7.0)	15.3
Below-market leases	0.7	(0.5)	0.2	0.7	(0.3)	0.4
Non-compete agreements	4.6	(2.0)	2.6	4.2	(0.7)	3.5
Total	$271.3	$(59.7)	$211.6	$263.3	$(31.8)	$231.5

Amortization expense recognized on the intangible assets described above was as follows:

	Successor			Predecessor
	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017	Fiscal Year Ended September 30, 2016*	October 1, 2015 Through June 8, 2016
Amortization expense	$28.1	$24.9	$7.0	$10.6

*The fiscal year ended September 30, 2016 includes 114 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

Expected amortization expense for the next five years is as follows:

2019	$28.3
2020	25.9
2021	21.6
2022	21.4
2023	20.9

7. Debt

Short-term borrowings outstanding and the current portion of long-term debt and capital lease obligations at September 30, 2018 and 2017 are summarized below:

	September 30, 2018	September 30, 2017
Short-term borrowings	$38.1	$40.8
Current portion of long-term debt and capital lease obligations	9.6	10.3
Total short-term borrowings and current portion of long term debt and capital lease obligations, net	$47.7	$51.1

Long-term debt outstanding at September 30, 2018 and 2017 is summarized below:

	September 30, 2018	September 30, 2017
ABL Facility	$104.6	$139.3
Term Loan Facility	640.4	646.9
Capital lease obligations (1)	34.0	37.5
Total long-term debt	779.0	823.7
Less: unamortized debt discount (2)	(2.3)	(2.7)
Less: debt issuance costs (3)	(14.7)	(16.7)
Less: current portion of long-term debt and capital lease obligations	(9.6)	(10.3)
Long-term debt and capital lease obligations, less current portion, net	$752.4	$794.0

(1)	Capital lease obligations exclude executory costs and interest payments associated with the underlying leases. See “Capital Lease Obligations” below.

(2)	The unamortized debt discount is related to the Term Loan Facility and amortized to interest expense over the life of the instrument using the effective interest rate method.

(3)	See discussion below under Term Loan Facility and Debt Issuance Cost Amortization.

Short-Term Borrowings

The Company's short-term borrowings are associated with the Company's operations in China and are summarized below:

	Facility Limit	Outstanding Borrowings Balance	Weighted Average Interest Rate on Borrowings	Outstanding LOC and Bankers' Acceptance Bills	Remaining Availability
September 30, 2018
Bank of America - China (1)	$24.3	$22.2	4.6%	$—	$2.1
Bank of Communications - China (2)	21.8	15.9	5.4%	5.1	0.8
Total	$46.1	$38.1		$5.1	$2.9

September 30, 2017
Bank of America - China (1)	$24.3	$23.8	4.3%	$—	$0.5
Bank of Communications - China (2)	22.5	17.0	5.3%	5.3	0.2
Total	$46.8	$40.8		$5.3	$0.7

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

The weighted average interest rate on borrowings under the ABL Facility was 3.26% at September 30, 2018. The Company had the USD equivalent of $74.1 million in outstanding letters of credit under the ABL Facility at September 30, 2018. The collective credit availability under the U.S. and Canadian Tranches of the ABL Facility was the U.S. equivalent of $344.2 million at September 30, 2018. There was $5.0 million availability under the FILO Tranche at September 30, 2018.

Obligations under the ABL Facility are secured by a first priority lien on all ABL Facility first lien collateral, including eligible inventory and accounts receivable of the ABL Borrowers, and a second priority lien on all Term Loan Facility first lien collateral including outstanding equity interests of the Borrower and certain of the other subsidiaries of Holdings, in each case, subject to certain limitations; provided, that no ABL Facility first lien collateral or Term Loan Facility first lien collateral owned by the Canadian Borrower secure the obligations owing under the U.S. tranche of the ABL Facility. These accounts receivable and inventory totaled $709.4 million in the aggregate as of September 30, 2018.

As of September 30, 2018, the ABL Borrowers were in compliance with the covenants of the ABL Facility.

Term Loan Facility

The Term Loan Facility provides secured debt financing in an aggregate principal amount of up to $655.0 million and the right, at the Company's option, to request additional tranches of term loans in an aggregate principal amount, when included with any incremental borrowings issued under the ABL Facility, of up to $175.0 million, plus unlimited additional amounts such that the aggregate principal amount of indebtedness outstanding at the time of incurrence does not cause the Secured Net Leverage Ratio, calculated on a pro forma basis, to exceed 4.1 to 1.0. Availability of such additional tranches of term loans is subject to the absence of any default and, among other things, the receipt of commitments by existing or additional financial institutions. Borrowings under the Term Loan Facility bear interest at the borrower’s option at either (i) the LIBOR rate determined by reference to the costs of funds for USD deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 1.0%, plus an applicable margin of 4.25% or (ii) a base rate determined by reference to the highest of (a) the prime commercial lending rate published by Bank of America, N.A. as its "prime rate," (b) the federal funds effective rate plus 0.50% and (c) a one-month LIBOR rate plus 1.0%, plus an applicable margin of 3.25%. The Company is required to make scheduled quarterly payments in an aggregate annual amount equal to 1.0% of the aggregate principal amount of the initial term loans made on the Closing Date of the Mergers, with the balance due at maturity. The Term Loan Facility matures on June 9, 2023. The weighted average interest rate for the Term Loan Facility was 5.58% at September 30, 2018. The Company amortized $0.4 million and $0.5 million of debt discount to interest expense during the fiscal years ended September 30, 2018 and 2017, respectively.

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

Additionally, the Term Loan Facility requires the Company to make mandatory principal payments on an annual basis, if cash flows for the year, as defined in the Term Loan Facility, exceed certain levels specified in the Term Loan Facility. The Company was not required to make such mandatory principal payment for the fiscal year ended September 30, 2018. The Company generally has the right to prepay loans in whole or in-part, without incurring any penalties for early payment.

The Term Loan Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict Holdings’ ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends on its capital stock or redeem, repurchase or retire its capital stock or other indebtedness, make investments, loans and acquisitions, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, engage in transactions with its affiliates, sell assets, including capital stock of its subsidiaries, alter the business it conducts, consolidate or merge, incur liens. The Term Loan Facility does not require the Company to comply with any financial maintenance covenants and contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default.

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

As of September 30, 2018, the Company was in compliance with the covenants of the Term Loan Facility.

Debt Issuance Cost Amortization

Amortization expense included in interest expense related to debt issuance costs of the Term Loan Facility was $2.8 million, $2.4 million and $0.7 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

Amortization expense included in interest expense related to debt issuance costs was $3.6 million for the period from October 1, 2015 through June 8, 2016 for the Predecessor.

Capital Lease Obligations

The capital lease obligation balance of $34.0 million as of September 30, 2018 is primarily associated with the Ryder Lease and the Montgomery Lease. The Ryder Lease obligation excludes decreasing annual interest payments ranging from $0.9 million to less than $0.1 million, for aggregate interest payments totaling $2.8 million. The Montgomery Lease obligation excludes decreasing annual interest payments ranging from $1.0 million to $0.1 million, for aggregate interest payments of $12.6 million.

Debt Obligations

The following table sets forth future principal payments on debt and capital lease obligations at September 30, 2018:

2019	$47.7
2020	9.6
2021	114.1
2022	13.2
2023	619.7
Thereafter	12.8
Total	$817.1

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

Derivative assets and liabilities at September 30, 2018 and September 30, 2017 consisted of the following:

	Recorded to	September 30, 2018	September 30, 2017
Short-term derivative asset	Other current assets	$2.2	$—
Long-term derivative asset	Other non-current assets	$8.0	$0.3
Short-term derivative liability(1)	Accrued expenses and other liabilities	$—	$1.1
Long-term derivative liability	Other non-current liabilities	$—	$0.2
Other Comprehensive Income(2)	Accumulated other comprehensive income	$8.1	$—
(1) Short-term derivative liability for the fiscal year ended September 30, 2018 was less than $0.1 million
(2) Other Comprehensive Income for the fiscal year ended September 30, 2017 was less than $0.1 million

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

Gains and losses (net of reclassifications into income, including any ineffective portion) related to the interest rate swaps of the Company and the Predecessor were as follows:

		Successor		Predecessor
	Recorded to	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017	October 1, 2015 through June 8, 2016
Realized loss	Interest expense	$1.2	$2.0	$0.3
Unrealized gain, net of tax	Other comprehensive income	$8.1	$—	$0.3

The tax impact of the unrealized gains related to the interest-rate swaps was $2.8 million and less than $0.1 million for the fiscal years ended September 30, 2018 and 2017, respectively. There was no material tax impact for the Predecessor periods presented. At September 30, 2018, $2.8 million in unrealized gains were expected to be realized and recognized in income within the next twelve months.

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

The carrying values of borrowings outstanding under the Credit Facilities approximate fair value at September 30, 2018 and 2017 primarily due to their variable interest rate. The estimated fair value of these instruments is classified by the Company as a Level 3 measurement within the fair value hierarchy due to the varying interest rate parameters as outlined in the respective loan agreements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Contingent Consideration

The fair value of the contingent consideration related to the Deferred Cash Consideration as discussed in Note 3 was $62.7 million and $35.1 million as of September 30, 2018 and 2017, respectively. The increase in the liability was largely driven by the increase in the Company’s stock price. The measurement of the contingent consideration related to the Deferred Cash Consideration is classified by the Company as a Level 3 measurement within the fair value hierarchy. In order to estimate the fair value of the Deferred Cash Consideration, the Company estimates the value of the Excess Shares using a Monte Carlo simulation model with the market price of the Company’s common stock at each valuation date being a significant input to this model. Unobservable inputs to the valuation are the expected volatility during the applicable period as well as a marketability discount to reflect the illiquidity of the Excess Shares given their terms. An increase in the market price of the Company’s common stock has the same directional effect on the value of the liability related to the Deferred Cash Consideration. An increase in the volatility and marketability discount will lower the value of the liability related to the Deferred Cash Consideration.

The fair value of the liability for the contingent consideration related to the TRA as discussed in Note 3 was $74.8 million and $105.1 million as of September 30, 2018 and 2017, respectively. The decrease in the liability includes the impact of the Tax Act enacted in December 2017 (see Note 15), which lowers the Company's projected income tax liabilities, the estimate of tax benefits expected to be realized as a result of the Business Combination and the ultimate amount expected to be paid by the Company to the Selling Equityholders and payments made to the Selling Equityholders. The liability for the contingent consideration related to the TRA is classified by the Company as a Level 3 measurement within the fair value hierarchy. The Company estimates the fair value of the liability for the contingent consideration related to the TRA based on a discounted cash flow model which incorporates assumptions of projected taxable income, projected income tax liabilities and an estimate of tax benefits expected to be realized as a result of the Business Combination. Key inputs to the valuation are prevailing tax rates and market interest rates impacting the discount rate. A 100 basis point increase in the discount rate compared to the discount rate used at the September 30, 2018 valuation would have resulted in a decrease of approximately $0.6 million in the value of the liability for the contingent consideration related to the TRA. Additionally, this cash flow model is sensitive to changes in applicable tax rates. A 100 basis point decrease in the tax rate compared to the tax rate used at the September 30, 2018 valuation would have resulted in an increase of approximately $2.6 million in the value of the liability for the contingent consideration related to the TRA.

During the fiscal year ended September 30, 2017, the Company recorded a $5.6 million measurement period adjustment to the estimated fair value of the TRA liability as of the Closing Date, related to the assessments of the tax attributes associated with certain entities.

Changes in the fair value of the contingent consideration obligations for the fiscal years ended September 30, 2018 and 2017 were as follows:

	TRA	Deferred Cash Consideration	Total Fair Value
Contingent consideration as of September 30, 2016	$83.4	$35.0	$118.4
Measurement period adjustment	5.6	—	5.6
Change in fair value of contingent consideration(1)	16.1	0.1	16.2
Contingent consideration as of September 30, 2017	$105.1	$35.1	$140.2
Cash Paid to TPG	(10.2)	—	(10.2)
Change in fair value of contingent consideration(1)	(20.1)	27.6	7.5
Contingent consideration as of September 30, 2018	$74.8	$62.7	$137.5

(1) Included in Operating income in the consolidated statements of operations.

Significant changes in the estimates and inputs used in determining the fair value of the contingent consideration could have a material impact on the amounts recognized as a component of Operating income (loss) in future periods. For additional information regarding the contingent consideration obligations, see Note 3.

Interest Rate Swaps

The Company classifies interest rate swaps within Level 2. During the three months ended March 31, 2017, the Company entered into four interest rate swap agreements to help mitigate interest rate risk related to the variable-rate Term Loan Facility. On June 29, 2017, the Company removed the interest rate floor component of the interest-rate swaps to align the swaps with the Term Loan Facility terms after the modification of the Term Loan Facility in March 2017 with TLB Amendment No. 1. During the three months ended March 31, 2018, the Company entered into three additional interest rate swap agreements to help mitigate interest rate risk related to the variable rate Term Loan Facility. The agreements expire at various dates through February 2023. At September 30, 2018, the Company recorded $2.2 million in Other current assets and $8.0 million in Other non-current assets in the consolidated balance sheet related to these instruments.

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

During the fiscal years ended September 30, 2018 and 2017, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

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

During the fiscal year ended September 30, 2018, the Company granted 193,667 PSUs to employees under the 2016 LTIP. These awards will vest on September 30, 2020, entitling the recipient to receive a certain number of shares of the Company’s common stock, based on the Company’s achievement of the performance goals included in the PSUs, which are based on a return on invested capital calculation over a three-year performance period. Depending on the calculation as of the vesting date, a recipient is entitled to receive between 0% and 200% of the initial award. The awards are accounted for as equity instruments, and the fair value of these awards was determined by the closing price of the Company's common stock on the date of grant.

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

The following table summarizes all PSU activity during the fiscal year ended September 30, 2018:

	Units	Average Grant Date Fair Value Per Unit
Unvested PSUs at September 30, 2017	1,524,000	$8.92
Granted	193,667	7.50
Vested	—	—
Forfeited/Canceled	(22,500)	9.13
Unvested PSUs at September 30, 2018	1,695,167	$8.76

As of September 30, 2018, the Company may issue up to 3,390,334 shares of common stock related to the outstanding PSU awards described above under the 2016 LTIP.

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

The following table summarizes restricted stock activity during the fiscal year ended September 30, 2018:

	Shares of Restricted Stock	Average Grant Date Fair Value Per Unit
Restricted stock at September 30, 2017	77,458	$8.26
Granted	415,867	7.50
Vested	(53,450)	8.28
Forfeited/Canceled	(30,608)	8.05
Restricted stock at September 30, 2018	409,267	$7.50

During the fiscal year ended September 30, 2016, TPG Restricted Stock Grants were awarded with respect to 100,000 shares of Company common stock owned by TPG. These awards vest in equal amounts over a three-year period provided that the recipients of such grants continue their employment with the Company. During the fiscal year ended September 30, 2018, 27,471 shares of these awards vested and 7,163 shares were transferred to the Company (reflected as treasury stock) to satisfy the officers' and employees tax withholding obligations in connection with the vesting. During the fiscal year ended September 30, 2017, 33,297 shares of these awards vested and 9,576 shares were transferred to the Company (reflected as treasury stock) to satisfy the officers’ and employees’ tax withholding obligations in connection with the vesting, and 11,673 shares were transferred back to TPG due to forfeiture. There were 27,559 unvested shares of these awards at September 30, 2018. While these awards were not made pursuant to the 2016 LTIP, they constitute equity-based compensation and therefore will count against the 2016 LTIP's share reserve to the extent the awards vest.

During the fiscal year ended September 30, 2018, the Company granted 999,492 stock options to employees under the 2016 LTIP. The awards vest in equal amounts over a three-year period provided that the recipients of such grants continue their employment with the Company and have a ten-year contractual term. The awards are accounted for as equity instruments. The Company used the Black-Scholes Merton model to estimate the fair value of the option awards at the grant date. The resulting grant date fair value is recognized as expense on a straight-line basis over the vesting period. The assumptions used in the Black-Scholes Merton model for the options included an expected term of six years, an expected stock price volatility of 35.0% based on a peer group of similar companies, an expected dividend yield of 0% and a risk-free interest rate of 2.1%.

The following table summarizes stock option activity during the fiscal year ended September 30, 2018:

	Stock Options	Average Grant Date Fair Value Per Unit	Weighted Average Exercise Price
Stock options at September 30, 2017	—	$—	$—
Granted	999,492	2.84	7.42
Exercised	—	—	—
Forfeited/Canceled	(6,600)	2.84	7.42
Stock options at September 30, 2018	992,892	$2.84	$7.42

The outstanding stock options as of September 30, 2018 had an aggregate intrinsic value of $4.8 million. No stock options were exercisable as of September 30, 2018.

During the fiscal year ended September 30, 2017, the Company granted certain employees a total of 28,000 RSUs that vest equally over a three-year period on the anniversary of the grant date provided the employee remains employed by the Company. The awards are accounted for as equity instruments. Upon vesting, the recipients will receive a share of common stock in the Company for each RSU awarded. The fair value of these RSUs was determined based on the closing price of the Company’s stock on the grant date.

The following table summarizes RSU award activity during the fiscal year ended September 30, 2018:

	RSUs	Average Grant Date Fair Value Per Unit
Unvested RSUs at September 30, 2017	24,500	$7.28
Granted	—	—
Vested	(8,162)	7.28
Forfeited/Canceled	—	—
Unvested RSUs at September 30, 2018	16,338	$7.28

During the fiscal year ended September 30, 2017, the Company also awarded 10,500 phantom RSUs and 10,000 phantom PSUs to certain non-U.S. employees. The phantom RSUs vest equally over a three-year period on the anniversary of the grant date while the phantom PSUs vest under the same conditions as the PSU awards described above. During the fiscal year ended September 30, 2017, 3,500 of the phantom RSUs were forfeited and all of the phantom PSUs were forfeited. Upon vesting and provided the employee remains employed by the Company at that time, the awards will be settled in cash. In accordance with ASC 718, the remaining phantom RSU awards are accounted for as a liability, with the awards re-measured at the end of each reporting period based on the closing price of the Company’s common stock or using a Monte Carlo simulation model, as applicable. Compensation expense is recognized ratably on a straight-line basis over the requisite service period. An immaterial amount of compensation expense was recognized during the fiscal years ended September 30, 2018 and 2017 related to these awards.

The following table summarizes the amount of compensation expense recognized as a component of Selling, general and administrative expenses on the consolidated statements of operations by award type:

	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017	Fiscal Year Ended September 30, 2016*
PSUs	$4.7	$4.5	$1.3
Restricted Stock	$1.2	$0.6	$0.1
TPG restricted stock grants	$0.3	$0.3	$0.1
Stock options	$0.8	$—	$—
RSUs	$0.1	$0.1	$—

*The fiscal year ended September 30, 2016 includes 114 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

The following table summarizes unrecognized compensation expense and weighted average remaining life as of the fiscal year ended September 30, 2018 by award type:

	Unrecognized Compensation Expense	Weighted Average Remaining Life (in years)
PSUs	$4.1	0.9
Restricted Stock	$2.0	2.1
TPG restricted stock grants	$0.4	0.7
Stock options	$1.9	9.1
RSUs	$0.1	1.1

As of September 30, 2018, there were 3,980,465 shares of the Company’s common stock available for issuance under the 2016 LTIP, assuming the PSU awards vest at their maximum target. Pursuant to the terms of the Univar Merger Agreement and upon the closing of the transactions contemplated by the Univar Merger Agreement, each outstanding award granted, including unvested awards, under the 2016 LTIP will be cancelled in exchange for the consideration set forth in the Univar Merger Agreement. Each outstanding stock option, including options out of the money, will be cancelled and converted into the right to receive the merger consideration received by the Company's stockholders in respect of each "net share" covered by such stock option. The number of "net shares" covered by each stock option is equivalent to the number of shares of the Company's common stock with a value equal to the intrinsic value of such stock option. Each outstanding share of restricted stock, including unvested shares, will be cancelled and converted into the right to receive the merger consideration received by the Company's stockholders. Each outstanding PSU award, including unvested PSU awards, will be cancelled and converted into the right to receive the merger consideration received by the Company's stockholders with respect to the number of shares of the Company's common stock subject to such PSU award (determined based on actual performance through the latest practicable date prior to the closing of the transactions contemplated by the Univar Merger Agreement). Each outstanding RSU award, including unvested RSU awards, will be cancelled and converted into the right to receive the merger consideration received by the Company's stockholders with respect to the number of shares of the Company's common stock subject to such RSU award. Each outstanding phantom RSU, including unvested phantom RSUs, will be cancelled and converted into the right to receive an amount in cash equal to the value of the merger consideration received by the Company's stockholders with respect to the number of shares of the Company's common stock subject to such phantom RSU award. The Company is restricted from granting any addition share-based compensation pursuant to a covenant contained in the Univar Merger Agreement.

Defined Contribution Plans

Qualifying employees of the Company are eligible to participate in the Company's 401(k) Plan. The 401(k) Plan is a defined contribution plan which allows employees to make tax deferred contributions as well as company contributions, designed to assist employees of the Company and its affiliates in providing for their retirement. The Company matches 100% of employee contributions up to 4.0%. The Company makes an additional contribution to the 401(k) Plan of 1.5%, 3.0%, or 4.5%, based upon years of service of one to ten years, eleven to twenty years, and over twenty-one years or more, respectively. A version of the 401(k) Plan is also available for qualifying employees of the Company in its foreign subsidiaries.

The following summarizes contributions to the plans described above:

	Successor			Predecessor
	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017	Fiscal Year Ended September 30, 2016*	October 1, 2015 through June 8, 2016
Contributions recorded as a component of cost of sales and operating expenses	$4.2	$4.0	$1.3	$2.7
Contributions recorded as a component of selling, general and administrative expenses	6.4	6.4	2.2	4.5
Total contributions	$10.6	$10.4	$3.5	$7.2

*The fiscal year ended September 30, 2016 includes 114 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

11. Equity

Common Stock
The authorized common stock of the Company consists of 300,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of September 30, 2018, there were 89,747,062 shares of common stock issued and 89,727,546 shares of common stock outstanding and warrants to purchase 25,012,500 shares of common stock at a strike price of $11.50 per share. The Company has units outstanding which consist of one share of common stock and one warrant which are included in the totals above.

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
On June 9, 2016, in connection with the completion of the Business Combination, 47,512,924 shares of common stock were reclassified into equity and 29,793,320 shares were redeemed at $10.02 per share. Additionally, the Company issued (i) 27,673,604 new shares of common stock at $10.00 per share to the Selling Equityholders as consideration, (ii) 23,492,306 new shares of common stock at a price of $10.00 per share in private placements with eligible purchasers, (iii) 3,078,578 new shares of common stock to settle the payment of an aggregate of $30.8 million in fees and disbursements outstanding and due to certain of WLRH’s advisors in connection with services and work performed by the advisors, including shares issued to pay the liability of $18.3 million for deferred underwriting fees due upon the completion of a Business Combination from the IPO and (iv) 2,240,000 new shares of common stock in exchange for 22,400,000 warrants to purchase shares of common stock privately placed to Sponsor at the time of the IPO. In connection with the completion of the Business Combination, the Sponsor (on behalf of the Company) transferred 30,000 original Founder Shares to the Company’s prior independent directors ("Director Founder Shares") in connection with services previously rendered to the Company reducing the total outstanding Founder Shares to 12,476,250. In addition, the Sponsor transferred 3,554,240 Founder Shares with a fair value of $30.2 million to the Selling Equityholders. The fair value of the Founder Shares transferred to the Company’s prior independent directors was recorded as an equity contribution and a transaction related cost in the third quarter of fiscal year 2016. The fair value of the Founder Shares transferred to the directors and the Selling Equityholders was estimated using a Monte Carlo simulation model. The 3,554,240 of Founder Shares that were transferred to the Selling Equityholders was a component of the Business Combination purchase consideration and was recorded by the Company as an equity contribution and included in the purchase consideration. See Note 3.
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

Warrants
As of September 30, 2018 there were 50,025,000 warrants outstanding to purchase 25,012,500 shares of common stock at an exercise price of $11.50 per share.
In the case of any reclassification, reorganization, merger or consolidation, or upon a dissolution following such sale or transfer, the holders of the warrants share thereafter have the right to purchase and receive the kind and amount of shares of stock or other securities or property (including cash) receivable upon reclassification, reorganization, merger or consolidation, or upon a dissolution following any such sale or transfer, that the holders of the warrants have received if such holders had exercised their warrants immediately prior to such event.
Preferred Stock
The authorized preferred stock of the Company consists of 1,000,000 shares. As of September 30, 2018, there were no shares of preferred stock issued and outstanding.
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

Treasury Stock

During the fiscal year ended September 30, 2018, 7,163 shares of common stock relating to the vesting of one third of the TPG Restricted Stock and 2,777 shares of common stock relating to RSUs were transferred to the Company to satisfy the employees' tax withholding obligations. Following the transfer, these shares were not canceled and are therefore classified as treasury stock. Total treasury stock as of September 30, 2018 is 19,516 shares.

12. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted per share computation follows.

	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017	Fiscal Year Ended September 30, 2016*
Basic:
Net income (loss)	$29.4	$14.4	$(8.4)
Weighted average number of common shares outstanding during the period	76,803,187	76,752,752	35,193,789
Net income (loss) per common share - basic	$0.38	$0.19	$(0.24)

Diluted:
Net income (loss)	$29.4	$14.4	$(8.4)
Denominator for diluted earnings per share:
Weighted average number of common shares attributable to the period	76,803,187	76,752,752	35,193,789
Incremental common shares attributable to outstanding dilutive options and unvested restricted shares	106,360	87,058	—
Denominator for diluted earnings per common share	76,909,547	76,839,810	35,193,789
Net income (loss) per common share - diluted	$0.38	$0.19	$(0.24)

*The fiscal year ended September 30, 2016 includes 114 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

Dilutive computations during the current fiscal year contain additional incremental common shares which are attributable to the outstanding unvested restricted stock awards issued to directors and employees, restricted stock units awarded to employees and unvested outstanding stock options awarded to employees. For the fiscal years ended September 30, 2018, 2017 and 2016, there were 12,476,250 Founder Shares excluded from the basic and diluted computations because such shares were subject to forfeiture, and PSU awards, which were not included in the computation of diluted shares outstanding because performance targets and/or market conditions were not yet met for these awards. Diluted shares outstanding also did not include 25,012,500 shares of common stock issuable on the exercise of 50,025,000 warrants because the warrants were out-of-the-money for the fiscal years ended September 30, 2018, 2017 and 2016. There were no stock options outstanding as of September 30, 2017 and 2016. As of September 30, 2016, the shares of unvested restricted stock awards issued to directors were not included in the diluted share calculation as their impact on the Company's net loss would have been antidilutive. There were no restricted stock units outstanding as of September 30, 2016.

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

13. Commitments, Contingencies and Litigation

Operating Leases

The Company is a lessee of office buildings, transportation equipment, warehouses and storage facilities, other equipment, facilities and properties under operating lease agreements that expire at various dates. Rent expense (including rentals under short-term leases) was $25.9 million, $25.0 million and $6.9 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively, and $17.1 million for the period from October 1, 2015 through June 8, 2016 for the Predecessor.

Future minimum non-cancellable rental payments as of September 30, 2018 are as follows:

2019	$14.1
2020	8.9
2021	7.1
2022	5.2
2023	2.8
Thereafter	0.3
Total	$38.4

Capital Leases

The Company leases certain equipment and facilities under capital lease agreements. As of September 30, 2018, future minimum lease payments under capital leases were as follows:

2019	$7.6
2020	7.2
2021	7.1
2022	10.4
2023	6.9
Thereafter	25.4
Total minimum capital lease payments	64.6
Less amount representing executory costs	(15.1)
Less amount representing interest	(15.5)
Present value of net minimum capital lease payments	$34.0

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

In July 2014, Ashland filed a lawsuit numbered Ashland Inc. v. Nexeo Solutions, LLC, Case No. N14C-07-243 JTV CCLD, in the Superior Court for the State of Delaware in and for New Castle County.  In the suit, Ashland seeks a declaration that, pursuant to the ADA Purchase Agreement, Solutions was obligated to indemnify Ashland for losses Ashland incurred pertaining to the Other Retained Remediation Liabilities, up to the amount of the aggregate $5.0 million deductible applicable to expenses incurred by Solutions, whether or not Solutions incurred any expenses or obtained any indemnity from Ashland.  Ashland further alleged that Solutions breached duties related to the ADA Purchase Agreement by not having so indemnified Ashland for amounts Ashland incurred for Other Retained Remediation Liabilities, and on that basis sought unspecified compensatory damages, costs and attorney’s fees.  On June 21, 2017, the Company's Motion for Summary Judgment for this lawsuit was granted. Ashland appealed the ruling on July 20, 2017. On January 31, 2018, the Delaware Supreme Court affirmed the lower court's grant of the Company's Motion for Summary Judgment. Ashland did not request a rehearing of the ruling. Therefore, the judgment in the Company's favor is final and this matter is closed. The Company does not currently have any environmental or remediation reserves for matters covered under the ADA Purchase Agreement.

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

14. Related Party Transactions

On February 28, 2018, the Company entered into a Transportation Logistics Management Services Agreement with Transplace Texas, LP (“Transplace”), pursuant to which Transplace, a portfolio company of TPG and affiliate of the Company, agreed to provide certain transportation logistics management services to the Company over a minimum period of three years. The agreement was entered into on arms’ length terms following a competitive bid process. The Company subsequently signed an addendum to this agreement whereby Transplace will provide additional services for certain foreign operations. The estimated annual fee for services to be performed by Transplace is $1.4 million.
The table below summarizes activity recorded during the respective periods for related party transactions:

	Successor			Predecessor
	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017	Fiscal Year Ended September 30, 2016*	October 1, 2015 Through June 8, 2016
Sales to related entities:
TPG portfolio entities	$4.5	$3.1	$1.7	$3.1
Entities related to members of the Board of Directors	$1.4	$0.1	$—	$—
Purchases from related entities:
TPG portfolio entities	$0.5	$—	$—	$—
Entities related to members of the Board of Directors	$13.1	$1.7	$—	$—
Amounts included in Selling, general and administrative expenses
Management fees to TPG	$—	$—	$—	$2.1
Consulting fees to TPG	$—	$—	$0.1	$0.4
Amounts included in Transaction related costs
Fee paid in connection with the Business Combination	$—	$—	$—	$9.9

*The fiscal year ended September 30, 2016 includes 114 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

	September 30, 2018	September 30, 2017
Accounts receivable from related entities:
TPG portfolio entities	$1.0	$0.7
Entities related to members of the Board of Directors	$0.2	$—
Accounts payable to related entities:
TPG portfolio entities	$0.5	$—
Entities related to members of the Board of Directors	$0.6	$0.1

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

	September 30, 2018	September 30, 2017
Due to related party pursuant to contingent consideration obligations:
Current liability	$14.7	$12.5
Non-current liability	122.8	127.7
Total fair value	$137.5	$140.2

During the fiscal year ended September 30, 2018 the Company paid $10.2 million to TPG related to the TRA. See Note 9.

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

Sponsor Subscription Agreement

On June 6, 2016, the Company entered into a Subscription Agreement with Sponsor, pursuant to which Sponsor agreed to purchase 1,000,000 shares of common stock on a private placement basis for $10.00 per share in connection with the Business Combination. Wilbur L. Ross, Jr. was the manager of Sponsor and a former Chairman of the Board of Nexeo Solutions, Inc.

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

Predecessor - Consulting Services Agreement

The Predecessor had a strategic consulting services agreement with Steven B. Schwarzwaelder, a member of the board of directors of the Predecessor, under which it paid an annual fee of $0.175 million. The Predecessor recorded $0.1 million from October 1, 2015 through June 8, 2016 related to this agreement. This fee was recorded in Selling, general and administrative expenses in the consolidated statements of operations. As a result of the Business Combination, the parties terminated the consulting services agreement and their rights and obligations thereunder.

15. Income Taxes

The Company provides for income taxes and the related accounts under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect during the year in which the basis differences reverse. The Company has not recognized deferred taxes for temporary outside basis differences of $94.3 million as of September 30, 2018, related to investments in foreign subsidiaries that management considers to be permanent in duration. It is not practicable to estimate the amount of the unrecognized deferred income tax liabilities at this time due to the complexities associated with its hypothetical calculation.

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

The Tax Act significantly revises future U.S. corporate income taxes by, among other things, lowering U.S. corporate income tax rates and implementing a modified territorial tax system. Because the Company has a September 30 fiscal year end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 24.5% for the Company's fiscal year ending September 30, 2018 and 21.0% for subsequent fiscal years. The Tax Act also provided for certain transition impacts. As part of the transition to the new modified territorial tax system, the Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. The Company did not have an impact from the repatriation tax charge.

For the twelve months ended September 30, 2018, the impact of the Tax Act resulted in a net benefit of approximately $4.5 million, related solely to the remeasurement of the Company's net deferred tax liabilities at the lower enacted corporate tax rates.

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Successor			Predecessor
	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017	Fiscal Year Ended September 30, 2016*	October 1, 2015 Through June 8, 2016
U.S.	$24.8	$7.9	$(9.1)	$(19.6)
Foreign	21.3	17.0	1.9	9.9
Income (loss) before income taxes	$46.1	$24.9	$(7.2)	$(9.7)

*The fiscal year ended September 30, 2016 includes 114 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

A summary of income tax expense (benefit) is as follows:

	Successor			Predecessor
	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017	Fiscal Year Ended September 30, 2016*	October 1, 2015 Through June 8, 2016
Current tax expense (benefit):
U.S. - Federal	$9.5	$1.3	$0.5	$—
U.S. - State	2.8	0.5	(0.2)	(0.1)
Foreign	11.3	6.5	2.0	3.2
Total current tax expense	23.6	8.3	2.3	3.1
Deferred tax expense (benefit):
U.S. - Federal	(4.7)	4.6	(0.8)	0.4
U.S. - State	0.1	0.2	0.4	0.1
Foreign	(2.3)	(2.6)	(0.7)	0.6
Total deferred tax expense (benefit)	(6.9)	2.2	(1.1)	1.1
Total income tax expense	$16.7	$10.5	$1.2	$4.2

*The fiscal year ended September 30, 2016 includes 114 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

Reconciliation of income taxes at the U.S. statutory rate and income tax expense (benefit):

	Successor			Predecessor
	Fiscal Year Ended September 30, 2018*	Fiscal Year Ended September 30, 2017**	Fiscal Year Ended September 30, 2016***	October 1, 2015 Through June 8, 2016
U.S. statutory rate	21.0%	34.0%	34.0%	0.0%
Pretax income (loss) at statutory rate	$9.7	$8.5	$(2.5)	$—
State income taxes	2.1	0.9	0.2	—
Statutory rate differential	1.4	(1.4)	(0.2)	2.5
FIN 48 expense (benefit)	2.3	(0.5)	—	0.1
Non-U.S. tax credit	(2.0)	—	—	—
Withholding and other taxes	0.5	0.5	—	0.3
Tax impact of tax reform	(4.5)	—	—	—
Transaction costs	0.9	—	5.0	—
Contingent liability	0.8	2.4	(1.6)	—
Other permanent differences	0.3	0.3	0.3	0.6
Statutory tax rate changes and differences	0.9	—	(0.2)	(0.1)
True-up to prior year taxes	2.6	(0.3)	—	0.2
Nondeductible stewardship costs	1.1	—	—	—
Valuation allowance	0.6	0.1	0.2	0.6
Income tax expense	$16.7	$10.5	$1.2	$4.2
Effective tax rate	36.2%	42.2%	(16.7)%	(43.3)%

*Due to the Company's fiscal year ending on September 30, 2018, the phased in rate of 24.5% was used in calculating the U.S. federal taxes presented in the reconciliation for the fiscal year ended September 30, 2018.
**For comparability, the presentation of balances at September 30, 2017 were adjusted to align to current year presentation.
***The fiscal year ended September 30, 2016 includes 114 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

The principal temporary differences included in deferred income taxes reported on the September 30, 2018 and 2017 balance sheets were:

	September 30, 2018	September 30, 2017
Deferred Tax Assets
Foreign operating losses	$5.5	$6.3
Federal and state operating losses	15.5	27.6
Non-U.S. tax credit (1)	1.9	—
Unrealized gains/losses	0.3	0.2
Fixed assets and intangibles	1.1	0.9
Compensation and other accruals	4.0	2.4
Other items	0.8	0.9
Valuation allowance	(3.6)	(3.1)
Total deferred tax assets	$25.5	$35.2
Deferred Tax Liabilities
Fixed assets and intangibles	$23.2	$23.8
Compensation and other accruals	0.2	0.2
Investment in partnerships	27.1	43.2
Other items	3.4	0.6
Total deferred tax liabilities	$53.9	$67.8

(1)  Related to the European tax uncertainty recorded in the current period.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At September 30, 2018, the Company had foreign loss carryforwards of $23.4 million and U.S. federal loss carryforwards of $59.5 million. In those countries in which net operating losses are subject to an expiration period, the Company's loss carryforwards, if not utilized, will expire at various dates from 2018 through 2038. Based on historical performance, the Company believes that it is more likely than not that taxable income in future years will allow the Company to utilize the carryforwards that have not had a valuation allowance placed against them.

At September 30, 2018 and September 30, 2017, the valuation allowance was $3.6 million and $3.1 million, respectively, primarily relating to operations in Asia. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at September 30, 2018, management believes it is more likely than not that it will realize the majority of its deferred tax assets.

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

During the fiscal year ended September 30, 2018, the Company added income tax related uncertainties primarily related to the Company's operations in Europe. The reserve of approximately $2.2 million is inclusive of interest and penalties.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is shown below:

	September 30, 2018	September 30, 2017
Balance at beginning of period	$1.2	$0.9
Increases related to positions taken on items from prior years	2.3	0.1
Decreases related to positions taken on items from prior years	(0.2)	—
Unrecognized tax benefits assumed related to acquisitions	—	0.8
Lapse of statute of limitations	(0.2)	(0.6)
Balance at end of period	$3.1	$1.2

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties recognized was $0.9 million during fiscal years ending September 30, 2018 and 2017 and $0.2 million during fiscal year ended September 30, 2016. At September 30, 2018, September 30, 2017 and September 30, 2016, there was $4.0 million, $1.8 million and $1.2 million, respectively, related to uncertain tax positions.

The total amount of the unrecognized tax benefits that would affect the Company's effective tax rate, if recognized, is $3.1 million as of September 30, 2018. The Company does not expect a significant change in the unrecognized tax benefits during the next twelve months.

The Company or one of its subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. Within the U.S., the Company is subject to federal and state income tax examination by tax authorities for periods after December 2013. With respect to countries outside of the U.S., with certain exceptions, the Company’s foreign subsidiaries are subject to income tax audits for years after 2013.

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

A brief description of each segment follows:

Chemicals. The Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via railcars, barges, bulk tanker trucks and as packaged goods in trucks. The Company’s chemical products are distributed in approximately 50 countries worldwide, primarily in North America and Asia. In connection with the distribution of chemicals products, the Company provides value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development. While the Chemicals line of business serves multiple end markets, the key end markets within the industrial space are household, industrial and institutional, performance coatings (including architectural coatings, adhesives, sealants and elastomers), lubricants, oil and gas and personal care.

Plastics. The Plastics line of business distributes a broad product line consisting of commodity polymer products and prime engineering resins to plastics processors engaged in blow molding, extrusion, injection molding and rotation molding via railcars, bulk trucks, truckload boxes and mixed truckloads, or less-than-truckload quantities. The Company's plastics products are distributed in more than 60 countries worldwide, primarily in North America, EMEA and Asia. The Plastics line of business serves a broad cross section of industrial segments, including key automotive and healthcare end markets.

Other. The Environmental Services line of business, in connection with certain waste disposal service companies, provides customers with comprehensive on-site and off-site hazardous and non-hazardous waste collection, transportation, recovery, disposal arrangement and recycling services in North America, primarily in the U.S. These environmental services are offered through the Company’s network of distribution facilities used as transfer facilities and through a staff of dedicated on-site waste professionals. The Environmental Services line of business serves multiple end markets such as aerospace and defense, automotive, chemical manufacturing, industrial manufacturing and oil and gas.

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

No single customer accounted for more than 10.0% of revenues for any line of business for each of the fiscal years reported. In each of the past three fiscal years, polypropylene, a product offering in the Company’s Plastics line of business, was the only product that accounted for over 10.0% of the Company's consolidated net revenue. Polypropylene accounted for 15.9%, 15.5% and 17.6% during the fiscal years ended September 30, 2018, 2017 and 2016, respectively, of total consolidated net revenue. Polypropylene accounted for 17.7% for the period from October 1, 2015 through June 8, 2016 of Predecessor total consolidated net revenue. Two suppliers accounted for 11.6% and 9.6%, respectively, of the consolidated purchases during the fiscal year ended September 30, 2018, 12.1% and 9.9%, respectively, for the fiscal year ended September 30, 2017, and 11.9% and 10.4%, respectively for the fiscal year ended September 30, 2016. Two suppliers accounted for 12.0% and 9.8%, respectively, for the period from October 1, 2015 through June 8, 2016 for the Predecessor consolidated purchases.

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

Summarized financial information relating to the Company’s lines of business is as follows:

	Successor			Predecessor
	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017	Fiscal Year Ended September 30, 2016*	October 1, 2015 through June 8, 2016
Sales and operating revenues
Chemicals	$1,904.5	$1,667.2	$478.1	$1,066.4
Plastics	1,980.0	1,841.7	546.7	1,192.2
Other	149.7	128.0	40.9	81.5
Total sales and operating revenues	$4,034.2	$3,636.9	$1,065.7	$2,340.1
Gross profit
Chemicals	248.0	205.6	55.7	136.2
Plastics	186.4	167.2	43.6	117.6
Other	25.7	25.6	9.1	18.1
Total gross profit	460.1	398.4	108.4	271.9
Selling, general and administrative expenses	352.6	312.9	91.7	208.9
Transaction related costs	2.8	1.9	21.3	33.4
Change in fair value of contingent consideration obligations	7.5	16.2	(11.2)	—
Operating income	97.2	67.4	6.6	29.6
Other income, net	1.0	8.3	0.5	2.9
Interest income (expense)
Interest income	0.5	0.3	0.8	0.1
Interest expense	(52.6)	(51.1)	(15.1)	(42.3)
Net income (loss) from continuing operations before income taxes	$46.1	$24.9	$(7.2)	$(9.7)

*The fiscal year ended September 30, 2016 includes 114 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

	September 30, 2018	September 30, 2017
IDENTIFIABLE ASSETS
Chemicals	$826.2	$793.6
Plastics	758.2	762.7
Other	95.7	91.0
Total identifiable assets by reportable segment	1,680.1	1,647.3
Unallocated assets	563.5	606.2
Total assets	$2,243.6	$2,253.5

Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Successor			Predecessor
	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017	Fiscal Year Ended September 30, 2016*	October 1, 2015 through June 8, 2016
U.S.	$2,959.9	$2,682.2	$808.2	$1,779.4
Canada	189.9	171.6	46.5	102.4
Other North America	132.8	87.2	18.4	35.4
Total North America Operations	3,282.6	2,941.0	873.1	1,917.2
EMEA	539.7	481.7	130.6	291.9
Asia	211.9	214.2	62.0	131.0
Total	$4,034.2	$3,636.9	$1,065.7	$2,340.1

*The fiscal year ended September 30, 2016 includes 114 days of the acquired business’ operating activities as a result of the consummation of the Business Combination on June 9, 2016.

17. Unaudited Quarterly Information

The following tables contain selected unaudited statement of operations information for each quarter of the fiscal years ended September 30, 2018 and 2017. All numbers are in millions except for per share amounts.

	Fiscal Year Ended September 30, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales and operating revenues	$929.6	$1,041.0	$1,046.4	$1,017.2
Gross profit	$106.9	$115.7	$120.2	$117.3
Net income (loss)	$26.5	$0.4	$17.5	$(15.0)
Income (loss) per share:(1)
Basic	$0.35	$0.01	$0.23	$(0.20)
Diluted	$0.34	$0.01	$0.23	$(0.20)
Weighted average number of common shares outstanding
Basic	76,793,518	76,795,742	76,797,414	76,825,850
Diluted	76,857,244	76,961,218	76,983,350	76,825,850

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

Nexeo Solutions, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(in millions)	Balance Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance End of Period
Fiscal Year Ended September 30, 2018
Allowance for doubtful accounts	$2.2	$1.9	$—		$0.1	(1)	$4.2
Reserve for sales returns and allowances	1.4	—	0.2	(2)	—		1.6
Fiscal Year Ended September 30, 2017
Allowance for doubtful accounts	$1.4	$(0.2)	$1.7		$(0.7)	(1)	$2.2
Reserve for sales returns and allowances	1.5	—	(0.1)	(2)	—		1.4
Fiscal Year Ended September 30, 2016
Allowance for doubtful accounts	$—	$0.3	$1.3		$(0.2)	(1)	$1.4
Reserve for sales returns and allowances	—	—	1.5	(2)	—		1.5
October 1, 2015 through June 8, 2016 (Predecessor)
Allowance for doubtful accounts	$3.8	$1.2	$—		$(0.9)	(1)	$4.1
Reserve for sales returns and allowances	1.6	—	(0.1)	(2)	—		1.5

(1)	Accounts written off during the year, net of recoveries and foreign exchange impact.

(2)	Amounts represent estimates for expected sales returns.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded the Company's disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on management's assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2018.

The effectiveness of the Company's internal control over financial reporting as of September 30, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended September 30, 2018, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Nexeo Solutions, Inc. proxy statement for our 2019 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Nexeo Solutions, Inc. proxy statement for our 2019 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Nexeo Solutions, Inc. proxy statement for our 2019 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Nexeo Solutions, Inc. proxy statement for our 2019 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Nexeo Solutions, Inc. proxy statement for our 2019 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits

Exhibit Number	Description

2.1**
Agreement and Plan of Merger, dated September 17, 2018, by and among Nexeo Solutions, Inc, Univar, Inc, Pilates Merger Sub I Corp and Pilates Merger Sub II (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 18, 2018)

2.2**
Agreement and Plan of Merger, dated March 21, 2016, by and among WL Ross Holding Corp., Neon Acquisition Company LLC, Neon Holding Company LLC, TPG Accolade Delaware, LP, Nexeo Solutions Holdings, LLC and Nexeo Holdco, LLC (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated March 21, 2016)

2.3**
Amendment No. 1 to the Agreement and Plan of Merger, dated June 6, 2016, by and among the WL Ross Holding Corp., Neon Acquisition Company, LLC, Neon Holding Company LLC, Nexeo Solutions Holdings, LLC, TPG Accolade Delaware, L.P. and Nexeo Holdco, LLC (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated June 6, 2016)

2.4
Stock Purchase Agreement, dated March 9, 2017, by and among Nexeo Solutions, LLC, Nexeo Solutions Mexico Holdings, LLC and the shareholders party thereto (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated April 3, 2017)

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

Exhibit Number	Description

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

4.8
Waiver and Consent Agreement made as of September 13, 2017 by and among Nexeo Solutions, Inc. and Nexeo Holdco, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 13, 2017)

10.1
Tax Receivable Termination and Settlement Agreement, dated September 17, 2018, by and among WL Ross Holding Corp., TPG VI Nexeo II, L.P., TPG VI FOF Nexeo, L.P., Nexeo Holdco, LLC, TPG VI AIV SLP SD, LP, and TPG VI DE BDH, LP. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 18, 2018)

10.2
Tax Receivable Agreement, dated June 9, 2016, by and between WL Ross Holding Corp. and the Selling Equityholders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 9, 2016)

10.3	Form of Joinder to Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 9, 2016)

10.4t	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated June 9, 2016)

10.5t	Form of TPG Restricted Stock Agreement (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016)

10.6
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

10.8
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

10.9
Amendment No. 1, dated March 22, 2017, among Nexeo Solutions Holdings, LLC, Nexeo Solutions, LLC, Nexeo Solutions Sub Holdings Corp., the other Loan Parties identified therein, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 22, 2017)

Exhibit Number	Description

10.10
Amendment No. 2, dated December 19, 2017, among Nexeo Solutions Holdings, LLC, Nexeo Solutions, LLC, Nexeo Solutions Sub Holdings Corp., the other Loan Parties identified therein, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2017)

10.11t
Nexeo Solutions, Inc. Severance Plan for U.S. Officers and Executives, as Amended and Restated, Effective as of June 9, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated June 9, 2016)

10.12t	Nexeo Solutions, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s S-8 Registration Statement (Commission File No. 333-212199))

10.13t
Form of Performance Share Unit Award Agreement under the Nexeo Solutions, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated June 9, 2016)

10.14† t	Nexeo Solutions, LLC Excess Benefit Plan

10.15t
Employment Agreement, dated June 9, 2016, by and between Nexeo Solutions, Inc., Nexeo Solutions, LLC and David Bradley (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 9, 2016)

10.16
Separation Agreement and Release of Claims dated effective April 11, 2016 by and among Nexeo Solutions, LLC, Nexeo Solutions Holdings, LLC and Henry E. Harrell (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016)

10.17
Registration Rights Agreement, dated May 23, 2016, by and between WL Ross Holding Corp., WL Ross Sponsor LLC and First Pacific Advisors, LLC, on behalf of one or more clients (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 23, 2016)

10.18
Registration Rights Agreement, dated June 9, 2016, by and among Nexeo Solutions, Inc., Merrill Lynch Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated June 9, 2016)

10.19
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

10.21
Private Placement Warrant Exchange Letter Agreement, dated as of March 21, 2016, by and among WL Ross Holding Corp., WL Ross Sponsor LLC and Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 21, 2016)

Exhibit Number	Description

10.22
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

10.23
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

10.24
Subscription Agreement, dated May 23, 2016, by and among WL Ross Holding Corp., WL Ross Sponsor LLC and First Pacific Advisors, LLC, on behalf of one or more clients (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2016)

10.25
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

10.28
Commitment Agreement, dated June 6, 2016, by and among WL Ross Holding Corp., WL Ross Sponsor LLC and Park West Partners International, Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 6, 2016)

10.29
Vehicle Operating and Service Agreement dated May 22, 2015 by and between Ryder Truck Rental, Inc. d/b/a Ryder Transportation Services, and Nexeo Solutions, LLC (incorporated by reference to Exhibit 10.21 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016)

10.30
Amendment to Vehicle Operating and Service Agreement dated May 22, 2015 by and between Ryder Truck Rental, Inc., d/b/a Ryder Transportation Services, and Nexeo Solutions, LLC (incorporated by reference to Exhibit 10.22 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016)

21.1†	List of Subsidiaries.

23.1†	Consent of PricewaterhouseCoopers LLP

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

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
**                   Schedules omitted pursuant to item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request, provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of December, 2018.

NEXEO SOLUTIONS, INC.

By:	/s/ David A. Bradley
David A. Bradley
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 6th day of December, 2018.

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