Form 10-Q
period 2018-12-31
Nexeo Solutions, Inc.
filed 2019-02-07
CIK 1604416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
or
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

As of February 1, 2019, there were 89,698,331 shares of the Company’s common stock outstanding.

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

ASC	The FASB Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
Blocker	TPG Accolade Delaware, L.P.
Blocker Merger	The merger of Blocker Merger Sub into Blocker on June 9, 2016, immediately following the Company Merger, with Blocker continuing as the surviving entity
Blocker Merger Sub	Neon Acquisition Company LLC, which was a wholly-owned subsidiary of WLRH at the time of the Blocker Merger
Business Combination	The business combination between WLRH and Holdings pursuant to the Merger Agreement, which was consummated on the Closing Date
CAD	Canadian dollar
Canadian Tranche	Canadian tranche of the ABL Facility
Closing Date	June 9, 2016
Company / Nexeo	Nexeo Solutions, Inc. (f/k/a WL Ross Holding Corp.) and its consolidated subsidiaries
Company Merger	The merger of Company Merger Sub with and into Holdings consummated on June 9, 2016, with Holdings continuing as the surviving entity
Company Merger Sub	Neon Holding Company LLC, which was a wholly-owned subsidiary of WLRH at the time of the Company Merger
Credit Facilities	The ABL Facility and the Term Loan Facility, collectively
Deferred Cash Consideration
The deferred payment to be made in cash to the Selling Equityholders pursuant to the Merger Agreement, where such deferred cash payments will generally be in an amount equal to the Company’s prevailing stock price at the time that the Company pays such deferred cash payments multiplied by the number of Excess Shares or as otherwise set forth in the Merger Agreement

DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
EMEA	Europe, Middle East and Africa
ERP	Enterprise resource planning
Excess Shares	The 5,178,642 shares of Company common stock used to calculate the Deferred Cash Consideration payable to the Selling Equityholders pursuant to the Merger Agreement
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FILO Tranche	$30.0 million tranche within the ABL Facility for non-Canadian foreign subsidiaries to issue loans and letters of credit
Founder Shares	The 12,506,250 shares of Company common stock issued to the Sponsor at the time of the IPO
GDP	Gross domestic product
Holdings	Nexeo Solutions Holdings, LLC
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended
IPO	The initial public offering of WLRH, consummated on June 11, 2014
Merger Agreement	Agreement and Plan of Merger, as amended, by and among WLRH, Blocker Merger Sub, Company Merger Sub, Holdings, Blocker, and Nexeo Holdco, LLC dated as of March 21, 2016
Mergers	The Company Merger and the Blocker Merger, collectively

Merger Sub I	Pilates Merger Sub I Corp, a Delaware corporation and direct wholly owned Subsidiary of Univar
Merger Sub II	Pilates Merger Sub II Corp, a Delaware corporation and direct wholly owned Subsidiary of Univar
Montgomery Lease	The Company’s leased facility in Montgomery, Illinois commencing in the first fiscal quarter of 2017
NASDAQ	NASDAQ Stock Market
NYSE	New York Stock Exchange
Peso	Mexican peso
Predecessor	Holdings and its subsidiaries for the periods prior to the Closing Date
PSLRA	U.S. Private Securities Litigation Reform Act of 1995
PSU	Performance share unit issued under the 2016 LTIP
RCRA	U.S. Resource Conservation and Recovery Act
RMB	Chinese renminbi
RSU	Restricted stock unit issued under the 2016 LTIP
Ryder	Ryder Truck Rental, Inc.
Ryder Lease	Lease agreement entered into by and between the Predecessor and Ryder in May 2015 for certain transportation equipment
SAFE	People’s Republic of China State Administration of Foreign Exchange
SEC	U.S. Securities and Exchange Commission
Secured Net Leverage Ratio	The ratio of Consolidated Total Indebtedness divided by EBITDA (terms as defined in the Term Loan Facility agreement)
Securities Act	U.S. Securities Act of 1933, as amended
Selling Equityholders	The holders of equity interests in Holdings (other than Blocker) and the holders of equity interests in Blocker, in each case, as of the time immediately prior to the Business Combination
Solutions	Nexeo Solutions, LLC
Sponsor	WL Ross Sponsor LLC, the sponsor entity of WLRH prior to the Business Combination.
Sub Holding	Nexeo Solutions Sub Holding Corp.
Tax Act	The comprehensive tax legislation enacted by the U.S. government on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act.
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

Forward-Looking Statements

Certain information and statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the PSLRA codified at Section 27A of the Securities Act, and Section 21E of the Exchange Act. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “could,” “would” and similar expressions. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks, including cybersecurity risks, or uncertainties, and we urge you not to place undue reliance on any forward-looking statements, which reflect management’s current expectations and assumptions about future events, and which are based on currently available information as to the timing and outcome of future events. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the section captioned “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC on December 6, 2018.

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

Our future results will depend upon various other risks and uncertainties, including those described in the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC on December 6, 2018. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

PART I
Item 1. Financial Statements

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in millions, except share amounts and par value)

	December 31, 2018	September 30, 2018
Current Assets
Cash and cash equivalents	$54.6	$58.9
Accounts and notes receivable (net of allowance for doubtful accounts of $3.9 million and $4.2 million, respectively)	549.5	607.8
Inventories	360.5	338.8
Income taxes receivable	6.4	5.9
Other current assets	16.9	17.3
Total current assets	987.9	1,028.7

Non-Current Assets
Property, plant and equipment, net	279.1	284.9
Goodwill	697.6	699.9
Other intangible assets, net of amortization	204.0	211.6
Deferred income taxes	1.5	2.3
Other non-current assets	9.0	16.2
Total non-current assets	1,191.2	1,214.9
Total Assets	$2,179.1	$2,243.6

Current Liabilities
Short-term borrowings, current portion of long-term debt and capital lease obligations	$49.3	$47.7
Accounts payable	308.1	380.1
Accrued expenses and other liabilities	38.8	67.2
Due to related party pursuant to contingent consideration obligations	14.5	14.7
Income taxes payable	2.7	2.9
Total current liabilities	413.4	512.6

Non-Current Liabilities
Long-term debt and capital lease obligations, less current portion, net	805.1	752.4
Deferred income taxes	29.0	30.7
Due to related party pursuant to contingent consideration obligations	100.1	122.8
Other non-current liabilities	12.0	10.6
Total non-current liabilities	946.2	916.5
Total Liabilities	1,359.6	1,429.1

Commitments and Contingencies (see Note 14)

Equity
Preferred stock, $0.0001 par value (1,000,000 shares authorized, none issued and outstanding as of December 31, 2018 and September 30, 2018)	—	—
Common stock, $0.0001 par value (300,000,000 shares authorized; 89,755,231 shares issued and 89,698,331 shares outstanding as of December 31, 2018 and 89,747,062 shares issued and 89,727,546 shares outstanding as of September 30, 2018)	—	—
Additional paid-in capital	773.3	771.5
Retained earnings	50.4	34.2
Accumulated other comprehensive income (loss)	(3.6)	9.0
Treasury stock, at cost: 56,900 and 19,516 shares as of December 31, 2018 and September 30, 2018	(0.6)	(0.2)
Total equity	819.5	814.5
Total Liabilities and Equity	$2,179.1	$2,243.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in millions, except share amounts and per share data)

	Three Months Ended December 31,
	2018	2017
Sales and operating revenues	$935.8	$929.6
Cost of sales and operating expenses	837.1	822.7
Gross profit	98.7	106.9
Selling, general and administrative expenses	79.8	84.8
Transaction related costs	8.2	0.1
Change in fair value of contingent consideration obligations	(22.9)	(18.6)
Operating income	33.6	40.6
Other income, net	0.1	0.1
Interest income (expense)
Interest income	0.2	0.1
Interest expense	(13.5)	(13.0)
Net income before income taxes	20.4	27.8
Income tax expense	4.2	1.3
Net income	$16.2	$26.5

Net income per share available to common stockholders
Basic	$0.21	$0.35
Diluted	$0.21	$0.34
Weighted average number of common shares outstanding
Basic	76,945,078	76,793,518
Diluted	77,094,430	77,139,236

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in millions)

	Three Months Ended December 31,
	2018	2017
Net income	$16.2	$26.5
Unrealized foreign currency translation gain (loss), net of tax (1)	(6.9)	1.1
Unrealized gain (loss) on interest rate hedges, net of tax (2)	(5.7)	1.9
Other comprehensive income (loss), net of tax	(12.6)	3.0
Total comprehensive income, net of tax	$3.6	$29.5

(1)	Tax effects are not material.

(2)	Tax impact of the unrealized gains and losses related to the interest rate swaps was $2.0 million and $0.6 million for the three months ended December 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited, in millions, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at September 30, 2018	89,727,546	$—	19,516	$(0.2)	$771.5	$34.2	$9.0	$814.5
Vesting of restricted stock units	8,169	—	—	—	—	—	—	—
Shares associated with employee tax withholding for vesting of certain equity awards	(37,384)	—	37,384	(0.4)	—	—	—	(0.4)
Equity-based compensation	—	—	—	—	1.8	—	—	1.8
Comprehensive income (loss):
Net income	—	—	—	—	—	16.2	—	16.2
Other comprehensive loss	—	—	—	—	—	—	(12.6)	(12.6)
Balance at December 31, 2018	89,698,331	$—	56,900	$(0.6)	$773.3	$50.4	$(3.6)	$819.5

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at September 30, 2017	89,344,065	$—	9,576	$(0.1)	$764.4	$4.8	$8.5	$777.6
Issuance of restricted stock	415,867	—	—	—	—	—	—	—
Vesting of restricted stock units	8,162	—	—	—	—	—	—	—
Forfeiture of restricted stock award	(24,008)	—	—	—	—	—	—	—
Shares associated with employee tax withholding for vesting of certain equity awards	(2,777)	—	2,777	—	—	—	—	—
Equity-based compensation	—	—	—	—	1.7	—	—	1.7
Comprehensive income:
Net income	—	—	—	—	—	26.5	—	26.5
Other comprehensive income	—	—	—	—	—	—	3.0	3.0
Balance at December 31, 2017	89,741,309	$—	12,353	$(0.1)	$766.1	$31.3	$11.5	$808.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Three Months Ended December 31,
	2018	2017
Cash flows from operations
Net income	$16.2	$26.5
Adjustments to reconcile to cash flows from operations:
Depreciation and amortization	17.2	19.5
Debt issuance costs amortization, debt issuance costs write-offs and original issue discount amortization	1.2	1.1
Provision for bad debt	(0.2)	0.3
Deferred income taxes	1.6	(1.8)
Equity-based compensation expense	1.8	1.7
Change in fair value of contingent consideration obligations	(22.9)	(18.6)
Changes in assets and liabilities:
Accounts and notes receivable	55.8	36.9
Inventories	(23.1)	(50.5)
Other current assets	(0.3)	(1.6)
Accounts payable	(70.7)	(60.8)
Accrued expenses and other liabilities	(26.4)	(12.6)
Changes in other operating assets and liabilities, net	(0.4)	0.7
Net cash used in operating activities	(50.2)	(59.2)
Cash flows from investing activities
Additions to property and equipment	(4.8)	(4.1)
Proceeds from the disposal of property and equipment	—	0.6
Cash paid for asset acquisitions	(1.7)	—
Net cash used in investing activities	(6.5)	(3.5)
Cash flows from financing activities
Cash paid to TPG related to TRA	—	(4.2)
Proceeds from short-term debt	29.6	27.9
Repayments of short-term debt	(28.0)	(31.6)
Proceeds from issuance of long-term debt	252.7	231.7
Repayments of long-term debt and capital lease obligations	(200.7)	(172.9)
Payment of debt issuance costs	—	(0.8)
Net cash provided by financing activities	53.6	50.1
Effect of exchange rate changes on cash and cash equivalents	(1.2)	0.1
Decrease in cash and cash equivalents	(4.3)	(12.5)
Cash and cash equivalents at the beginning of the period	58.9	53.9
Cash and cash equivalents at the end of the period	$54.6	$41.4
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12.4	$14.0
Cash paid during the period for taxes (net of refunds)	$3.0	$1.6
Supplemental disclosure of non-cash investing activities:
Non-cash capital expenditures	$1.9	$1.4

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in millions, except per share amounts)

1. Basis of Presentation and Nature of Operations

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. As such, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as disclosed herein) considered necessary for a fair statement have been included. Results of operations for the three months ended December 31, 2018 are not necessarily indicative of results to be expected for the fiscal year ending September 30, 2019. Quarterly financial data should be read in conjunction with the consolidated financial statements and accompanying notes for the fiscal year ended September 30, 2018 included in the Company's Annual Report on Form 10-K filed with the SEC on December 6, 2018.

The consolidated financial data as of September 30, 2018 presented in these unaudited condensed consolidated financial statements were derived from the Company’s audited consolidated financial statements, but do not include all disclosures required by U.S. GAAP.

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

2. Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this ASU supersede the revenue recognition requirements in Topic 605, Revenue Recognition and require that revenue be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These amendments are effective for annual reporting periods beginning after December 15, 2017 including interim reporting periods within that reporting period. The Company adopted this standard on October 1, 2018. For disclosures related to the adoption of this guidance, see Note 3.

In August 2016 the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017. The Company adopted this standard as of October 1, 2018 and it did not have a material effect on the Company’s financial position or results of operations.

New Accounting Pronouncements Not Yet Adopted

The Company continues the evaluation of the potential effects on its financial position or results of operations of the accounting pronouncements disclosed in its consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC on December 6, 2018, including ASU 2016-02, Leases. The Company is in the process of evaluating the potential effects of ASU 2016-02 and is formulating its implementation plan, including potential changes to accounting systems, policies and internal controls to support the adoption of the new guidance.

3. Revenue

On October 1, 2018, the Company adopted the new revenue standard and there were no adjustments recorded in connection with the adoption.

The Company generally disaggregates revenues from contracts with customers by its operating segments. Reportable segmentation reflects how the Company reviews the financial performance of its operations. The Company also disaggregates revenues by geography and for its Chemicals and Plastics operating segments, by product type. Disaggregation by geography and product type provides information relevant to understanding underlying economic and regional trends.

The following table disaggregates external customer net sales by geography:

	Three Months Ended December 31, 2018
	Chemicals	Plastics	Other	Consolidated
U.S.	$393.4	$262.4	$41.0	$696.8
Canada	23.0	21.9	0.2	45.1
Other North America	17.5	12.3	—	29.8
EMEA	—	120.0	—	120.0
Asia	4.6	39.5	—	44.1
Total external customer net sales	$438.5	$456.1	$41.2	$935.8

The following table disaggregates external customer net sales by specialties, non-specialties and environmental services:

	Three Months Ended December 31, 2018
	Chemicals	Plastics	Other	Consolidated
Specialty	$136.5	$218.9	$—	$355.4
Non-Specialty	302.0	237.2	—	539.2
Environmental Services	—	—	41.2	41.2
Total external customer net sales	$438.5	$456.1	$41.2	$935.8

Revenue is recognized when performance obligations are satisfied, which generally occurs when goods or services are transferred to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Payment terms and conditions may vary by regions where the Company operates; however, the term between invoicing and when payment is due is less than one year. As of December 31, 2018, none of the Company’s contracts contained a significant financing component.

The Company is generally the primary obligor in sales transactions with its customers and recognizes revenue primarily based on the gross amount billed to the customer. In sales transactions where the Company is not the primary obligor, it recognizes revenue on a net basis by recognizing only the commission retained from such sales and including that commission in sales and operating revenues in the condensed consolidated statements of operations.

Consistent with industry standards, the Company may offer volume-based rebates to large customers if the customer purchases a specified volume with the Company over a specified time period. The Company utilizes its experience and access to relevant information to reasonably estimate the amounts of such deductions from gross revenues and regularly reviews the estimates and adjusts accordingly if and when actual experience differs from estimates.

Sales are reported net of tax assessed by governmental authorities. Shipping and handling activities are considered fulfillment costs, and the related amounts billed to customers are included in revenues.

Specialty

The Company classifies the products it sells as specialty products when the products have specified applications, are not easily duplicated and innovation is the main catalyst for product change. These products present higher costs to customers to make a change, have longer sales cycles and may include value added services that are critical to customer purchasing decisions.

Non-Specialty

Products which are not specifically classified as specialty products by the Company are classified as non-specialty products. Typically, attributes of non-specialty products include ease of product change, shorter sales cycles and increased market availability of substitute products. With some exceptions in the Plastics line of business, these attributes generally cause customers of non-specialty products to be more price sensitive.

Environmental Services

The Company generates revenue from environmental services as they are performed and the underlying economic value is transferred to customers. The Company’s environmental services provided to customers are related to waste management services, including on-site services on customer premises and offsite. These services include the collection, recycling and arrangement for disposal of both hazardous and non-hazardous waste products.

Costs to Obtain or Fulfill Contracts with Customers

The Company does not incur significant costs to obtain contracts and therefore none have been capitalized.

Deferred Revenue

While the Company typically bills the customer when products are transferred into the control of the customer, the Company occasionally collects revenues from customers in bill and hold or other similar arrangements or when customers have provided the Company with consideration prior to the Company satisfying a performance obligation.  The Company recognizes these prepayments as deferred revenues and the balances as of December 31, 2018 and September 30, 2018 were not material.

4. Acquisitions

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

The Univar Merger Agreement and the proposed transaction were approved unanimously by the Board of Directors of both Nexeo and Univar and are subject to review by the SEC and regulatory agencies in the U.S. and other jurisdictions. The Univar Merger Agreement is also subject to a number of conditions, including, among other things and as further described in the Univar Merger Agreement: (i) the adoption by Nexeo’s stockholders of the Univar Merger Agreement, (ii) the approval by Univar’s stockholders of the issuance of the shares of Univar common stock in connection with the proposed transaction contemplated by the Univar Merger Agreement, (iii) the receipt of other required regulatory approvals, (iv) the absence of any law or governmental order prohibiting the proposed transaction, (v) the effectiveness of Univar's registration statement (which occurred on January 29, 2019) and the approval for listing on the NYSE of the shares of Univar common stock in connection with the proposed transaction contemplated by the Univar Merger Agreement, (vi) no material adverse effect on Nexeo's and Univar's operations having occurred since the signing of the Univar Merger Agreement and (vii) the termination of the TRA. There can be no assurance that the conditions to the completion of the proposed transaction will be satisfied or waived or that the proposed transaction will be completed. On November 16, 2018, Univar and Nexeo announced that the waiting period under the HSR Act expired. Additional required filings have been made with other regulatory agencies in certain foreign jurisdictions and the process is ongoing.

The Univar Merger Agreement contains customary representations and warranties made by each of Univar and Nexeo, and also contains customary pre-closing covenants, including covenants, among others, by each of Univar and Nexeo to operate its respective businesses in the ordinary course consistent with past practice and to refrain from taking certain actions without the other party’s consent during the period prior to closing.

The proposed transaction is expected to close in the first quarter of 2019. Transaction costs incurred by the Company associated with the Univar Merger Agreement were $8.2 million during the three months ended December 31, 2018.

Asset Acquisitions

In December 2016, the Company acquired customer contracts and a customer list. Additionally, in connection with this transaction, the Company entered into a supply agreement and a licensing agreement granting the Company the non-exclusive use of a certain trademark. The total consideration associated with this transaction was $8.5 million, of which $5.1 million was paid at closing and $1.7 million was paid in January 2018 and December 2018. The Company recognized intangible assets totaling $8.5 million in December 2016 which are included in Other intangible assets, net of amortization on the Company’s condensed consolidated balance sheets. The acquired intangible assets will be fully amortized over estimated useful lives ranging between 10 and 13 years.

5. Certain Balance Sheet Information

Cash and Cash Equivalents

Cash and cash equivalents were $54.6 million as of December 31, 2018 and $58.9 million as of September 30, 2018. These amounts included the following:

	December 31, 2018	September 30, 2018
Cash held by foreign subsidiaries	$45.7	$52.9
Non-USD denominated currency held by foreign subsidiaries	$44.3	$48.8
Currency denominated in RMB	$3.5	$6.5

Non-USD denominated currency held by foreign subsidiaries was primarily in euros and CAD. While the RMB is convertible into USD, foreign exchange transactions are subject to approvals from SAFE. The Company does not anticipate any significant adverse impact to overall liquidity from potential limitations on the transfer or conversion of cash and cash equivalents.

Inventories

Inventories at December 31, 2018 and September 30, 2018 consisted of the following:

	December 31, 2018	September 30, 2018
Finished products	$355.6	$334.0
Supplies	4.9	4.8
Total	$360.5	$338.8

The Company’s inventories in the U.S. and Canada are collateral under the Credit Facilities.

Other Non-Current Assets

Other non-current assets at December 31, 2018 and September 30, 2018 consisted of the following:

	December 31, 2018	September 30, 2018
Debt issuance costs of the ABL Facility	$3.5	$3.8
Deposits	2.0	2.5
Interest rate swap (1)	1.8	8.0
Other	1.7	1.9
Total	$9.0	$16.2
(1) See Note 9 for additional information.

Amortization of debt issuance costs related to the ABL Facility recorded in Interest expense in the condensed consolidated statements of operations was $0.3 million for the three months ended December 31, 2018 and 2017.

Due to Related Party Pursuant to Contingent Consideration Obligations

Contingent Consideration - Deferred Cash Consideration

The contingent consideration associated with the Deferred Cash Consideration will be an amount in cash equal to the prevailing price of the Company’s common stock at the time that the Company pays such deferred cash payment multiplied by the number of Excess Shares (5,178,642 Excess Shares as of December 31, 2018).  Based on the terms of the Excess Shares, certain circumstances require the Company to pay all or a portion of the Deferred Cash Consideration to the Selling Equityholders, where such cash amount is calculated as set forth in the Merger Agreement, including (i) where the volume weighted average trading price of the Company’s common stock for any period of 20 trading days in any 30 trading day period exceeds $15.00 per share, and (ii) if any Excess Shares remain on June 30, 2021. If any Excess Shares remain on June 30, 2021, the Company must elect to either (i) within five business days of such date, pay the Selling Equityholders an amount in cash equal to the product of the number of remaining Excess Shares multiplied by the volume weighted-average trading price for the 20 trading day period immediately preceding such date or (ii) use reasonable best efforts to sell such shares to a third party in a primary offering and pay the gross proceeds thereof (less any underwriting discounts and commissions) to the Selling Equityholders. However, to the extent the number of shares issued in such offerings does not equal the full amount of Excess Shares remaining at the time of the offering, the Company’s obligations with respect to any remaining Excess Shares, including the obligation to continue to complete any necessary additional offerings, shall continue.

In order to estimate the fair value of the Deferred Cash Consideration, the Company estimates the value of the Excess Shares using a Monte Carlo simulation model. The estimated fair value of the Deferred Cash Consideration liability was $43.5 million and $62.7 million as of December 31, 2018 and September 30, 2018, respectively. See Note 10.

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

Contingent Consideration - TRA

Concurrent with the completion of the Business Combination, the Company incurred the liability for contingent consideration related to the TRA, which reflects amounts owed to the Selling Equityholders. This liability generally provides for the payment by the Company to the Selling Equityholders of 85% of the net cash savings, if any, in U.S. federal, state and local income taxes that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing Date as a result of (i) certain increases in tax basis resulting from the Company Merger, (ii) certain tax attributes of Holdings existing prior to the Mergers, (iii) net operating losses and certain other tax attributes of Blocker available to the Company as a result of the Blocker Merger and (iv) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments the Company makes under the TRA. The Company will retain the benefit of the remaining 15% of the net cash savings, if any. The Company estimated the fair value of the TRA liability based on a discounted cash flow model which incorporates assumptions of projected taxable income, projected income tax liabilities and an estimate of tax benefits expected to be realized as a result of the Business Combination. The current undiscounted cash flows associated with the TRA liability were estimated to be approximately $125.8 million over the time period during which the tax benefits are expected to be realized, currently estimated at over 20 years. The estimated fair value of the TRA liability is $71.1 million and $74.8 million as of December 31, 2018 and September 30, 2018, respectively. See Note 10.

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

6. Property, Plant and Equipment

Property, plant and equipment at December 31, 2018 and September 30, 2018 consisted of the following:

	December 31, 2018	September 30, 2018
Land	$50.5	$50.8
Plants and buildings(1)	109.7	109.7
Machinery and equipment (2)	154.6	153.4
Software and computer equipment	70.7	70.5
Construction in progress	8.3	5.4
Total	393.8	389.8
Less accumulated depreciation (3)	(114.7)	(104.9)
Property, plant and equipment, net	$279.1	$284.9

(1) Includes $13.7 million related to facilities acquired under capital leases for the periods ended December 31, 2018 and September 30, 2018.
(2) Includes $26.5 million related to equipment acquired under capital leases for the periods ended December 31, 2018 and September 30, 2018.
(3) Includes $8.3 million and $7.4 million, respectively, related to facilities and equipment acquired under capital leases.

Depreciation expense recognized on the property, plant and equipment described above was as follows:

	Three Months Ended December 31,
	2018	2017
Depreciation expense	$10.1	$12.6

Included in the carrying value of property, plant and equipment in the Company’s condensed consolidated balance sheets are certain closed facilities located in the U.S., which collectively have a carrying value of $1.1 million as of December 31, 2018 and September 30, 2018. The facilities do not currently meet the criteria for held-for-sale classification; accordingly, they remain classified as held and used.

During the fourth quarter of fiscal year 2017, the Company entered into a purchase agreement to buy land currently leased at one of the Company's distribution centers. The purchase is expected to be finalized during fiscal year 2019 for approximately $10.8 million.

7. Goodwill and Other Intangibles

Goodwill

The following is a progression of goodwill by reportable segment:

	Chemicals	Plastics	Other	Total
Balance at September 30, 2018	$362.4	$274.0	$63.5	$699.9
Foreign currency translation	(0.5)	(1.8)	—	(2.3)
Balance at December 31, 2018	$361.9	$272.2	$63.5	$697.6

Goodwill Impairment Test

Goodwill is tested for impairment annually as of March 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, or operating segment, for the Company. The Company performed an impairment test as of March 31, 2018 and concluded that goodwill was not impaired. For purposes of the impairment testing of the Company's recognized goodwill, fair value measurements are determined using the income approach, based largely on inputs that are not observable to active markets, which would be deemed Level 3 fair value measurements as defined in Note 10.

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

Other Intangible Assets

Definite-lived intangible assets at December 31, 2018 and September 30, 2018 consisted of the following:

		December 31, 2018			September 30, 2018
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	5-13	$239.0	$(49.1)	$189.9	$239.6	$(44.1)	$195.5
Supplier-related	6-10	3.1	(0.5)	2.6	3.1	(0.4)	2.7
Trade name	2-10	23.3	(14.1)	9.2	23.3	(12.7)	10.6
Below-market leases	1-7	0.7	(0.6)	0.1	0.7	(0.5)	0.2
Non-compete agreements	3-10	4.6	(2.4)	2.2	4.6	(2.0)	2.6
Total		$270.7	$(66.7)	$204.0	$271.3	$(59.7)	$211.6

Amortization expense recognized on the intangible assets described above was as follows:

	Three Months Ended December 31,
	2018	2017
Amortization expense	$7.1	$6.9

8. Debt

Short-term borrowings outstanding and the current portion of long-term debt and capital lease obligations at December 31, 2018 and September 30, 2018 are summarized below:

	December 31, 2018	September 30, 2018
Short-term borrowings	$39.6	$38.1
Current portion of long-term debt and capital lease obligations	9.7	9.6
Total short-term borrowings and current portion of long-term debt and capital lease obligations, net	$49.3	$47.7

Long-term debt outstanding at December 31, 2018 and September 30, 2018 is summarized below:

	December 31, 2018	September 30, 2018
ABL Facility	$159.0	$104.6
Term Loan Facility	638.8	640.4
Capital lease obligations (1)	33.2	34.0
Total long-term debt	831.0	779.0
Less: unamortized debt discount (2)	(2.2)	(2.3)
Less: debt issuance costs (3)	(14.0)	(14.7)
Less: current portion of long-term debt and capital lease obligations	(9.7)	(9.6)
Long-term debt and capital lease obligations, less current portion, net	$805.1	$752.4

(1)	Capital lease obligations exclude executory costs and interest payments associated with the underlying leases. See “Capital Lease Obligations” below.

(2)	The unamortized debt discount is related to the Term Loan Facility and amortized to interest expense over the life of the instrument using the effective interest rate method.

(3)	See discussion below under Term Loan Facility and Debt Issuance Cost Amortization.

Short-Term Borrowings

The Company’s short-term borrowings are associated with the Company’s operations in China and are summarized below:

	Facility Limit	Outstanding Borrowings Balance	Weighted Average Interest Rate on Borrowings	Outstanding LOC and Bankers’ Acceptance Bills	Remaining Availability
December 31, 2018
Bank of America - China (1)	$24.3	$22.1	4.6%	$—	$2.2
Bank of Communications - China (2)	21.8	17.5	5.4%	3.4	0.9
Total	$46.1	$39.6		$3.4	$3.1
September 30, 2018
Bank of America - China (1)	$24.3	$22.2	4.6%	$—	$2.1
Bank of Communications - China (2)	21.8	15.9	5.4%	5.1	0.8
Total	$46.1	$38.1		$5.1	$2.9

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

The weighted average interest rate on borrowings under the ABL Facility was 3.98% at December 31, 2018. The Company had the USD equivalent of $69.5 million in outstanding letters of credit under the ABL Facility at December 31, 2018. The collective credit availability under the U.S. and Canadian Tranches of the ABL Facility was the U.S. equivalent of $258.1 million at December 31, 2018. There was $5.0 million availability under the FILO Tranche at December 31, 2018. The ABL Facility matures on June 9, 2021.

Obligations under the ABL Facility are secured by a first priority lien on all ABL Facility first lien collateral, including eligible inventory and accounts receivable of the ABL Borrowers, and a second priority lien on all Term Loan Facility first lien collateral including outstanding equity interests of the Borrower and certain of the other subsidiaries of Holdings, in each case, subject to certain limitations; provided, that no ABL Facility first lien collateral or Term Loan Facility first lien collateral owned by the Canadian Borrower secure the obligations owing under the U.S. Tranche of the ABL Facility. These accounts receivable and inventory totaled $669.6 million in the aggregate as of December 31, 2018.

As of December 31, 2018, the ABL Borrowers were in compliance with the covenants of the ABL Facility.

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

The Company is required to make scheduled quarterly payments in an aggregate annual amount equal to 1.0% of the aggregate principal amount of the outstanding term loans as of the Closing Date of the TLB Amendment No. 2, with the balance due at maturity. The weighted average interest rate for the Term Loan Facility was 5.69% at December 31, 2018. The Company amortized $0.1 million of debt discount to interest expense during the three months ended December 31, 2018 and 2017. The Term Loan Facility matures on June 9, 2023.

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

As of December 31, 2018, the Company was in compliance with the covenants of the Term Loan Facility.

Debt Issuance Cost Amortization

Amortization expense included in interest expense related to debt issuance costs of the Term Loan Facility was $0.7 million for the three months ended December 31, 2018 and 2017.

Capital Lease Obligations

The capital lease obligation balance of $33.2 million as of December 31, 2018 is primarily associated with the Ryder Lease and the Montgomery Lease. The Ryder Lease obligation excludes decreasing annual interest payments ranging from $0.8 million to less than $0.1 million, for aggregate interest payments totaling $2.5 million. The Montgomery Lease obligation excludes decreasing annual interest payments ranging from $1.0 million to $0.1 million, for aggregate interest payments of $12.4 million.

9. Derivatives

The Company is a party to interest rate swap agreements of varying expiration dates ranging from February 2020 through February 2023, to help mitigate interest rate risk related to the variable rate Term Loan Facility. As of December 31, 2018, the notional amount of the seven outstanding interest rate swap agreements was $599.1 million. The swap agreements are accounted for as cash flow hedges. Gains or losses resulting from changes in the fair value of the swaps are recorded in other comprehensive income. Gains and losses recorded in other comprehensive income are reclassified into and recognized in income when the interest expense on the Term Loan Facility is recognized.

Derivative assets and liabilities at December 31, 2018 and September 30, 2018 consisted of the following:

	Recorded to	December 31, 2018	September 30, 2018
Short-term derivative asset	Other current assets	$2.1	$2.2
Long-term derivative asset	Other non-current assets	$1.8	$8.0
Short-term derivative liability (1)	Accrued expenses and other liabilities	$—	$—
Long-term derivative liability	Other non-current liabilities	$1.2	$—
Other Comprehensive Income	Accumulated other comprehensive income	$2.4	$8.1

(1) Short-term derivative liability for the three months ended December 31, 2018 and the fiscal year ended September 30, 2018 was less than $0.1 million.

Gains and losses (net of reclassifications into income, including any ineffective portion) related to the interest rate swaps were as follows:

		Three Months Ended December 31,
	Recorded to	2018	2017
Realized loss	Interest expense	$0.1	$0.4
Unrealized gain (loss), net of tax	Other comprehensive income	$(5.7)	$1.9

The tax impact of the unrealized gains and losses related to the interest rate swaps was $2.0 million and $0.6 million for the three months ended December 31, 2018 and 2017, respectively. At December 31, 2018, $2.5 million in unrealized gains were expected to be realized and recognized in income within the next twelve months.

See Note 10 for additional information on the Company’s fair value of the derivative instruments.

10. Fair Value Measurements

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

The carrying values of borrowings outstanding under the Credit Facilities approximate fair value at December 31, 2018 and September 30, 2018, primarily due to their variable interest rate. The estimated fair value of these instruments is classified by the Company as a Level 3 measurement within the fair value hierarchy due to the varying interest rate parameters as outlined in the respective loan agreements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Contingent Consideration

The fair value of the contingent consideration related to the Deferred Cash Consideration as discussed in Note 5 was $43.5 million and $62.7 million as of December 31, 2018 and September 30, 2018, respectively. The decrease in the liability was largely driven by the decrease in the Company’s stock price. The measurement of the contingent consideration related to the Deferred Cash Consideration is classified by the Company as a Level 3 measurement within the fair value hierarchy. In order to estimate the fair value of the Deferred Cash Consideration, the Company estimates the value of the Excess Shares using a Monte Carlo simulation model with the market price of the Company’s common stock at each valuation date being a significant input to this model. Unobservable inputs to the valuation are the expected volatility during the applicable period as well as a marketability discount to reflect the illiquidity of the Excess Shares given their terms. An increase in the market price of the Company’s common stock has the same directional effect on the value of the liability related to the Deferred Cash Consideration. An increase in the volatility and marketability discount will lower the value of the liability related to the Deferred Cash Consideration.

The fair value of the liability for the contingent consideration related to the TRA as discussed in Note 5 was $71.1 million and $74.8 million as of December 31, 2018 and September 30, 2018, respectively. The liability for the contingent consideration related to the TRA is classified by the Company as a Level 3 measurement within the fair value hierarchy. The Company estimates the fair value of the liability for the contingent consideration related to the TRA based on a discounted cash flow model which incorporates assumptions of projected taxable income, projected income tax liabilities and an estimate of tax benefits expected to be realized as a result of the Business Combination. Key inputs to the valuation are prevailing tax rates and market interest rates impacting the discount rate. A 100 basis point increase in the discount rate compared to the discount rate used at the December 31, 2018 valuation would have resulted in a decrease of approximately $0.4 million in the value of the liability for the contingent consideration related to the TRA. Additionally, this cash flow model is sensitive to changes in prevailing tax rates. A 100 basis point increase in the tax rate compared to the tax rate used at the December 31, 2018 valuation would have resulted in an increase of approximately $2.4 million in the value of the liability for the contingent consideration related to the TRA.

Changes in the fair value of the contingent consideration obligations for the three months ended December 31, 2018 were as follows:

	TRA	Deferred Cash Consideration	Total Fair Value
Contingent consideration as of September 30, 2018	$74.8	$62.7	$137.5
Change in fair value of contingent consideration(1)	(3.7)	(19.2)	(22.9)
Contingent consideration as of December 31, 2018	$71.1	$43.5	$114.6
(1) Included in Operating income in the condensed consolidated statements of operations.

Significant changes in the estimates and inputs used in determining the fair value of the contingent consideration could have a material impact on the amounts recognized as a component of Operating income in future periods.

Interest Rate Swaps

The Company classifies interest rate swaps within Level 2. The Company is a party to interest rate swap agreements of varying expiration dates ranging from February 2020 through February 2023, to help mitigate interest rate risk related to the variable rate Term Loan Facility. As of December 31, 2018, the notional amount of the seven outstanding interest rate swap agreements was $599.1 million. At December 31, 2018, the Company recorded $2.1 million in Other current assets, $1.8 million in Other non-current assets, less than $0.1 million in Accrued expenses and other liabilities and $1.2 million in Other non-current liabilities in the condensed consolidated balance sheets related to these instruments.

During the three months ended December 31, 2018 and 2017, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

11. Share-based Compensation and Employee Benefit Plans

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

During the fiscal years ended September 30, 2017 and 2016, the Company granted 212,000 and 1,557,500 PSU awards to employees, respectively, under the 2016 LTIP. The recipient can receive between 0% and 200% of the initial award, based on the Company’s total stockholder return during approximate three-year performance period, or a cumulative Adjusted EBITDA target if a specified total stockholder return is not met. These awards are accounted for as equity instruments. The Company used the Monte Carlo simulation model to estimate the fair value of the PSU awards at the grant date, factoring in the market-based vesting condition and considering the probability of satisfying the various performance criteria. The resulting grant date fair value is recognized as expense on a straight-line basis from the grant date through the end of the performance period. The assumptions used in the Monte Carlo simulation model for PSUs included an expected stock price volatility between 35% and 40% based on a peer group of similar companies, an expected dividend yield of 0%, an expected term of two to three years, and a risk-free interest rate of between 0.9% and 1.3%.

The following table summarizes all PSU activity during the three months ended December 31, 2018:

	PSUs	Average Grant Date Fair Value Per Unit
Unvested PSUs at September 30, 2018	1,695,167	$8.76
Granted	—	—
Vested	—	—
Forfeited/Canceled	—	—
Unvested PSUs at December 31, 2018	1,695,167	$8.76

As of December 31, 2018, the Company may issue up to 3,390,334 shares of common stock related to the outstanding PSU awards described above under the 2016 LTIP.

In November 2017, the Company granted 415,867 shares of restricted stock to employees under the 2016 LTIP. The restricted stock awards vest equally on the anniversary of the grant date over a three-year period provided that the recipients of such grants continue their employment with the Company. The awards are accounted for as equity instruments, and the fair value of the restricted stock awards was determined by the closing price of the Company's common stock on the date of grant. During the fiscal year ended September 30, 2017, the Company granted restricted stock awards to certain of the Company’s non-employee directors under the 2016 LTIP that vested one year from the date of grant.

The following table summarizes all restricted stock activity during the three months ended December 31, 2018:

	Shares of Restricted Stock	Average Grant Date Fair Value Per Unit
Restricted stock at September 30, 2018	409,267	$7.50
Granted	—	—
Vested	(136,291)	7.50
Forfeited/Canceled	—	—
Restricted stock at December 31, 2018	272,976	$7.50

During the fiscal year ended September 30, 2016, the TPG Restricted Stock Grants were awarded with respect to 100,000 shares of Company common stock owned by TPG. These awards vest in equal amounts over a three-year period provided that the recipients of such grants continue their employment with the Company. During the fiscal year ended September 30, 2018, 27,471 shares of these awards vested, and 7,163 shares were transferred to the Company (reflected as treasury stock) to satisfy the officers’ and employees’ tax withholding obligations in connection with the vesting. During the fiscal year ended September 30, 2017, 33,297 shares of these awards vested, 9,576 shares were transferred to the Company (reflected as treasury stock) to satisfy the officers’ and employees’ tax withholding obligations in connection with the vesting, and 11,673 shares were transferred back to TPG due to forfeiture. There were 27,559 unvested shares of these awards at December 31, 2018. While these awards were not made pursuant to the 2016 LTIP, they constitute equity-based compensation and therefore will count against the 2016 LTIP's share reserve to the extent the awards vest.

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

The following table summarizes stock option activity during the three months ended December 31, 2018:

	Stock Options	Average Grant Date Fair Value Per Unit	Weighted Average Exercise Price
Stock Options at September 30, 2018	992,892	$2.84	$7.42
Granted	—	—	—
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Stock Options at December 31, 2018	992,892	$2.84	$7.42

The outstanding stock options as of December 31, 2018 had an aggregate intrinsic value of $1.2 million. No stock options were exercisable as of December 31, 2018.

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

The following table summarizes RSU award activity during the three months ended December 31, 2018:

	RSUs	Average Grant Date Fair Value Per Unit
Unvested RSUs at September 30, 2018	16,338	$7.28
Granted	—	—
Vested	(8,169)	7.28
Forfeited/Canceled	—	—
Unvested RSUs at December 31, 2018	8,169	$7.28

During the three months ended December 31, 2016, the Company also awarded 10,500 phantom RSUs and 10,000 phantom PSUs to certain non-U.S. employees under the 2016 LTIP. The phantom RSUs vest equally over a three-year period on the anniversary of the grant date while the phantom PSUs vest under the same conditions as the PSU awards described above. During the fiscal year ended September 30, 2017, 3,500 of the phantom RSUs were forfeited and all of the phantom PSUs were forfeited. Upon vesting and provided the employee remains employed by the Company at that time, the awards will be settled in cash. In accordance with ASC 718, the remaining phantom RSU awards are accounted for as a liability, with the awards re-measured at the end of each reporting period based on the closing price of the Company’s common stock or using a Monte Carlo simulation model, as applicable. Compensation expense is recognized ratably on a straight-line basis over the requisite service period. An immaterial amount of compensation expense was recognized during the three months ended December 31, 2018 and 2017 related to these awards.

The following table summarizes the amount of compensation expense recognized as a component of Selling, general and administrative expenses on the condensed consolidated statements of operations by award type:

	Three Months Ended December 31,
	2018	2017
PSUs	$1.2	$1.2
Restricted Stock	$0.3	$0.3
TPG restricted stock grants	$0.1	$0.1
Stock options	$0.2	$0.1
RSUs (1)	$—	$—
(1) Compensation expense recognized as a component of Selling, general and administrative expenses for RSUs for the three months ended December 31, 2018 and 2017 is less than $0.1 million.

The following table summarizes unrecognized compensation expense and weighted average remaining life as of the three months ended December 31, 2018 by award type:

	Unrecognized Compensation Expense	Weighted Average Remaining Life (in years)
PSUs	$2.9	0.5
Restricted Stock	$1.7	1.8
TPG restricted stock grants	$0.4	0.4
Stock options	$1.6	8.8
RSUs (1)	$—	0.9
(1) Unrecognized compensation expense for RSUs as of the three months ended December 31, 2018 is less than $0.1 million.

As of December 31, 2018, there were 3,980,465 shares of the Company’s common stock available for issuance under the 2016 LTIP, assuming the PSU awards vest at their maximum target.

Pursuant to the terms of the Univar Merger Agreement and upon the closing of the transactions contemplated by the Univar Merger Agreement, each outstanding award granted, including unvested awards, under the 2016 LTIP will be cancelled in exchange for the consideration set forth in the Univar Merger Agreement. Each outstanding stock option, not including options out of the money, will be cancelled and converted into the right to receive the merger consideration received by the Company's stockholders in respect of each "net share" covered by such stock option. The number of "net shares" covered by each stock option is equivalent to the number of shares of the Company's common stock with a value equal to the intrinsic value of such stock option. Each outstanding option that is out of the money will be cancelled for no consideration. Each outstanding share of restricted stock, including unvested shares, will be cancelled and converted into the right to receive the merger consideration received by the Company's stockholders. Each outstanding PSU award, including unvested PSU awards, will be cancelled and converted into the right to receive the merger consideration received by the Company's stockholders with respect to the number of shares of the Company's common stock subject to such PSU award (determined based on actual performance through the latest practicable date prior to the closing of the transactions contemplated by the Univar Merger Agreement). For purposes of the Univar Merger Agreement, the recipients of 2016 PSU awards will receive between 70% and 200% of the initial award, based on the Company’s actual level of performance at the time of the change in control. Each outstanding RSU award, including unvested RSU awards, will be cancelled and converted into the right to receive the merger consideration received by the Company's stockholders with respect to the number of shares of the Company's common stock subject to such RSU award. Each outstanding phantom RSU, including unvested phantom RSUs, will be cancelled and converted into the right to receive an amount in cash equal to the value of the merger consideration received by the Company's stockholders with respect to the number of shares of the Company's common stock subject to such phantom RSU award. The Company is restricted from granting any additional share-based compensation pursuant to a covenant contained in the Univar Merger Agreement.

Defined Contribution Plans

Qualifying employees of the Company are eligible to participate in the Company’s 401(k) Plan. The 401(k) Plan is a defined contribution plan which allows employees to make tax deferred contributions as well as company contributions, designed to assist employees of the Company and its affiliates in providing for their retirement. The Company matches 100% of employee contributions up to 4.0%. The Company makes an additional contribution to the 401(k) Plan of 1.5%, 3.0%, or 4.5%, based upon years of service of one to ten years, eleven to twenty years and twenty-one years or more, respectively. A version of the 401(k) Plan is also available for qualifying employees of the Company’s foreign subsidiaries.

The following summarizes contributions to the plans described above:

	Three Months Ended December 31,
	2018	2017
Contributions recorded as a component of cost of sales and operating expenses	$1.1	$1.0
Contributions recorded as a component of selling, general and administrative expenses	1.6	1.5
Total contributions	$2.7	$2.5

12. Equity

Common Stock
The authorized common stock of the Company consists of 300,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2018, there were 89,755,231 shares of common stock issued and 89,698,331 shares of common stock outstanding, which includes the 12,476,250 Founder Shares. The Company has units outstanding which consist of one share of common stock and one warrant which are included in the respective totals.
Founder Shares
As of December 31, 2018, there were 12,476,250 Founder Shares. These Founder Shares are subject to forfeiture on the tenth anniversary of the Closing Date unless:

•
with respect to 50% of such Founder Shares, the last sale price of the Company’s common stock as quoted on NASDAQ equals or exceeds $12.50 per share (as adjusted for stock splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period; and

•
with respect to the remaining 50% of such Founder Shares, the last sale price of the Company’s common stock equals or exceeds $15.00 per share (as adjusted for stock splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period; or

•
the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all or substantially all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property or any transaction involving a consolidation, merger, proxy contest, tender offer or similar transaction in which the post-combination company is the surviving entity which results in a change in the majority of the Company’s board of directors or management team or the Company’s post-combination stockholders immediately prior to such transaction ceasing to own a majority of the surviving entity immediately after such transaction.

The Founder Shares will not participate in dividends or other distributions with respect to the shares prior to these targets being met, whereupon the Founder Shares shall be entitled to all dividends and distributions paid on the common stock after the Business Combination as if they had been holders of record entitled to receive distributions on the applicable record date.

Warrants
As of December 31, 2018, there were 50,025,000 warrants outstanding to purchase 25,012,500 shares of common stock at an exercise price of $11.50 per share.
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
Preferred Stock
The authorized preferred stock of the Company consists of 1,000,000 shares. As of December 31, 2018, there were no shares of preferred stock issued and outstanding.

Treasury Stock
During the three months ended December 31, 2018, in connection with the vesting of restricted stock and RSUs, 34,461 and 2,923 shares of common stock, respectively, were transferred to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting. Following the transfers, these shares were not canceled and are therefore classified as treasury stock. Total treasury stock as of December 31, 2018 was 56,900 shares.

13. Earnings per Share

A reconciliation of the numerators and denominators of the basic and diluted per share computation follows.

	Three Months Ended December 31,
	2018	2017
Basic:
Net income	$16.2	$26.5
Weighted average number of common shares outstanding during the period	76,945,078	76,793,518
Net income per common share - basic	$0.21	$0.35

Diluted:
Net income	$16.2	$26.5
Denominator for diluted earnings per share:
Weighted average number of common shares attributable to the period	76,945,078	76,793,518
Incremental common shares attributable to outstanding diluted options and unvested restricted shares	149,352	345,718
Denominator for diluted earnings per common share	77,094,430	77,139,236
Net income per common share - diluted	$0.21	$0.34

Dilutive computations during the current period contain additional incremental common shares which are attributable to the outstanding unvested restricted stock awards issued to directors and employees, restricted stock units awarded to employees and unvested outstanding stock options awarded to employees. During the three months ended December 31, 2017, the outstanding unvested restricted stock awards issued to directors and employees and restricted stock units awards to employees were included in the dilutive share calculation; the outstanding stock options were not included as the result would have been anti-dilutive. For the three months ended December 31, 2018 and 2017, there were 12,476,250 Founder Shares excluded from the basic and diluted computations because such shares were subject to forfeiture, and PSU awards, which were not included in the computation of diluted shares outstanding because performance targets and/or market conditions were not yet met for these awards. Diluted shares outstanding also did not include 25,012,500 shares of common stock issuable on the exercise of 50,025,000 warrants because the warrants were out-of-the-money for the three months ended December 31, 2018 and 2017.

14. Commitments, Contingencies and Litigation

Operating Leases

The Company is a lessee of office buildings, transportation equipment, warehouses and storage facilities, other equipment, facilities and properties under operating lease agreements that expire at various dates. Rent expense (including rentals under short-term leases) was $6.7 million and $6.5 million for the three months ended December 31, 2018 and 2017, respectively.

Future minimum non-cancellable rental payments as of December 31, 2018 are as follows:

2019	$14.2
2020	9.6
2021	8.1
2022	5.0
2023	1.8
Thereafter	0.2
Total	$38.9

Capital Leases

The Company leases certain equipment and facilities under capital lease agreements. As of December 31, 2018, future minimum lease payments under capital leases were as follows:

2019	$7.5
2020	7.1
2021	7.0
2022	13.7
2023	2.4
Thereafter	25.0
Total minimum capital lease payments	62.7
Less amount representing executory costs	(14.5)
Less amount representing interest	(15.0)
Present value of net minimum capital lease payments	$33.2

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

15. Related Party Transactions

The tables below summarize activity recorded during the respective periods for related party transactions:

	Three Months Ended December 31,
	2018	2017
Sales to related entities:
TPG portfolio entities	$0.7	$1.6
Entities related to members of the Board of Directors	$0.2	$—
Purchases from related entities:
TPG portfolio entities	$0.5	$—
Entities related to members of the Board of Directors	$2.6	$3.4

	December 31, 2018	September 30, 2018
Accounts receivable from related entities:
TPG portfolio entities	$0.7	$1.0
Entities related to members of the Board of Directors	$0.2	$0.2
Accounts payable to related entities:
TPG portfolio entities	$0.2	$0.5
Entities related to members of the Board of Directors	$0.1	$0.6

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

	December 31, 2018	September 30, 2018
Due to related party pursuant to contingent consideration obligations:
Current liability	$14.5	$14.7
Non-current liability	100.1	122.8
Total fair value	$114.6	$137.5

During the three months ended December 31, 2018, the Company made no payments to TPG related to the TRA, and the Company paid $4.2 million to TPG related to the TRA during the three months ended December 31, 2017.

16. Income Taxes

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

The Tax Act effective date combined with the Company’s fiscal year end resulted in a U.S. statutory federal rate of approximately 24.5% for the Company’s fiscal year ended September 30, 2018. Beginning in fiscal year 2019, the U.S. statutory federal rate is 21.0%.

Income tax expense for the three months ended December 31, 2018 was $4.2 million on pre-tax income of $20.4 million compared to the income tax expense of $1.3 million on pre-tax income of $27.8 million for the three months ended December 31, 2017. The current tax expense was largely attributable to income on profitable U.S. operations. The prior period tax expense was attributable to prior period income partially offset by the benefit on deferred tax liabilities due to the impact of the Tax Act, which resulted in a decrease in income tax expense of $4.5 million.

At December 31, 2018 and September 30, 2018, the valuation allowance was $4.1 million and $3.6 million, respectively, primarily related to operations in Asia. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at December 31, 2018, management believes it is more likely than not that it will realize the majority of its deferred tax assets.

Uncertain Tax Positions

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of Income tax expense in the condensed consolidated statements of operations. There was an insignificant amount of interest and penalties recognized during all periods. The Company had $4.1 million and $4.0 million related to uncertain tax positions, including related accrued interest and penalties as of December 31, 2018 and September 30, 2018, respectively.

17. Segment and Geographic Data

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

Summarized financial information relating to the Company’s lines of business is as follows:

	Three Months Ended December 31,
	2018	2017
Sales and operating revenues
Chemicals	$438.5	$431.9
Plastics	456.1	462.2
Other	41.2	35.5
Total sales and operating revenues	935.8	929.6
Gross profit
Chemicals	53.5	58.4
Plastics	38.7	41.9
Other	6.5	6.6
Total gross profit	98.7	106.9
Selling, general & administrative expenses	79.8	84.8
Transaction related costs	8.2	0.1
Change in fair value related to contingent consideration obligations	(22.9)	(18.6)
Operating income	33.6	40.6
Other income, net	0.1	0.1
Interest income (expense)
Interest income	0.2	0.1
Interest expense	(13.5)	(13.0)
Net income before income taxes	$20.4	$27.8

	December 31, 2018	September 30, 2018
IDENTIFIABLE ASSETS
Chemicals	$795.8	$826.2
Plastics	743.1	758.2
Other	100.1	95.7
Total identifiable assets by reportable segment	1,639.0	1,680.1
Unallocated assets	540.1	563.5
Total assets	$2,179.1	$2,243.6

Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Three Months Ended December 31,
	2018	2017
U.S.	$696.8	$668.1
Canada	45.1	42.5
Other North America	29.8	33.0
Total North America Operations	771.7	743.6
EMEA	120.0	127.2
Asia	44.1	58.8
Total	$935.8	$929.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC on December 6, 2018. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.

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

Univar Merger Agreement

On September 17, 2018, Nexeo and Univar entered into the Univar Merger Agreement providing for the acquisition of Nexeo by Univar. The Univar Merger Agreement and the proposed transaction were approved unanimously by the Board of Directors of both Nexeo and Univar and are subject to review by the SEC and regulatory agencies in the U.S. and other jurisdictions. The Univar Merger Agreement is also subject to a number of conditions, including, among other things and as further described in the Univar Merger Agreement: (i) the adoption by Nexeo’s stockholders of the Univar Merger Agreement, (ii) the approval by Univar’s stockholders of the issuance of the shares of Univar common stock in connection with the proposed transaction contemplated by the Univar Merger Agreement, (iii) the receipt of other required regulatory approvals, (iv) the absence of any law or governmental order prohibiting the proposed transaction, (v) the effectiveness of Univar's registration statement (which occurred on January 29, 2019) and the approval for listing on the NYSE of the shares of Univar common stock in connection with the proposed transaction contemplated by the Univar Merger Agreement, (vi) no material adverse effect on Nexeo's and Univar's operations having occurred since the signing of the Univar Merger Agreement and (vii) the termination of the TRA. There can be no assurance that the conditions to the completion of the proposed transaction will be satisfied or waived or that the proposed transaction will be completed. On November 16, 2018, Univar and Nexeo announced that the waiting period under the HSR Act expired. Additional required filings have been made with other regulatory agencies in certain foreign jurisdictions and the process is ongoing. For further information about the Univar Merger Agreement, see Note 4 to our condensed consolidated financial statements.

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

Key Factors Affecting our Results of Operations and Financial Condition

General and regional economic conditions. Consumption of chemicals and plastics in the industries and markets we serve are generally affected by the global economy and amplified by regional conditions. Although we manage our cost structure in line with general economic conditions, our volumes and profitability are ultimately correlated with the underlying demand for the end-products of the industries we serve. In the current period we experienced lower industrial market demand due to the deflationary environment, lower oil and gas prices, political uncertainty in EMEA and economic slowdown in Asia.

Price fluctuations. Selling prices of the products we distribute within our Chemicals and Plastics lines of business fluctuate with changes in the prices we pay for products.  Product costs are largely driven by global and regional economic conditions affecting the prices of two primary raw materials of production: crude oil (primarily naphtha) and natural gas (primarily ethane).  These two raw materials are used in the production of propylene and ethylene, the key feedstocks used in over 90% of organic-based commodity and specialty chemicals, as well as in the subsequent production of the intermediate plastics products we distribute.  The prices of these feedstocks are also affected by other factors, including choices made by producers for uses of feedstocks (e.g., as an ingredient in gasoline versus a feedstock to the chemical industry) and the capacity devoted to production for market supply and other macroeconomic factors that impact the producers.  As a distributor, the prices of these feedstocks are not in our control.  We are generally able to adjust finished good prices in accordance with fluctuations of our product costs and transportation-related costs (e.g., fuel costs).  As a result, movements in our sales revenue and cost of sales tend to correspond with changes in our product prices.  We continue to execute on effective pricing initiatives.

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

Inflation. Our average selling prices generally rise in inflationary environments as producers and suppliers raise the market prices of the products that we distribute.  During inflationary periods our customers typically maximize the amount of inventory they carry in anticipation of price increases.  Consequently, this environment of excess demand favorably impacts our volumes sold, revenues and gross profit due to the lag between rising prices and our cost of goods sold.  The reverse is true in deflationary price environments.  Deflationary forces create an environment of oversupply, driving market prices of products downward, and we must quickly adjust inventories and buying patterns to respond to price declines.  Our primary objective is to replace inventories at lower costs while maintaining or enhancing unit profitability. The environment turned to a deflationary environment at the end of the first quarter of fiscal year 2019.

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

The global markets showed slower growth in the first quarter of fiscal year 2019 reflected by decreases in oil prices and U.S. Industrial Production Index.

The following is a summary of GDP, oil price and U.S. Industrial Production Index fluctuations in our various regions of operations by fiscal quarter:

	Q1 19 v Q1 18	Q4 18 v Q4 17	Q3 18 v Q3 17	Q2 18 v Q2 17
North America
U.S. GDP Growth	*	3.0%	2.9%	2.6%
U.S. Industrial Production Index	4.1%	5.0%	3.4%	3.4%
West Texas Intermediate Crude Oil Average Price Increase	7.3%	44.1%	41.0%	21.5%
EMEA
Euro Area GDP Growth	1.2%	1.6%	2.2%	2.4%
Brent Crude Oil Average Price Increase	11.6%	45.4%	47.6%	23.1%
Asia
China GDP Growth (1)	6.6%	6.7%	6.8%	6.8%

(1) As reported by the Chinese government.
* Release date delayed

Overall GDP growth has slowed in many of the countries in which we operate. As a result we have experienced a decrease in sales volumes. In terms of currency, the USD has strengthened over the prior comparable period against most other currencies in which we transact. As a result of these factors, reported dollar revenues and gross profit have been negatively impacted in many of our regional operations.

North America

The North American economic environment modestly improved through the first quarter of fiscal year 2019. The inflation rate fell to 1.9% in the first fiscal quarter of 2019 compared to the same period in the prior year due primarily to falling oil and gas prices.

In terms of currency, the CAD weakened against the USD through the first quarter of fiscal year 2019, which negatively affected, among other items, the reported dollar revenues and gross profit from our operations in Canada. Additionally, the Peso weakened in value against the USD through the first quarter of fiscal year 2019.

EMEA

In Europe, we conduct business primarily in the Western European countries. As evidenced by their slight decreases in GDP growth through fiscal year 2018, the economic environment in the countries in which we operate in Europe has continued to improve.

In terms of currency, the euro and other European currencies weakened versus the USD through the first quarter of fiscal year 2019, which negatively affected, among other items, the reported dollar revenues and gross profit from our European operations.

The market price for the products we sell in Europe typically correlate to the market price of Brent Crude as these operations are primarily based on the distribution of commodity plastics products which are sourced in Europe. Consistent with the decrease in oil prices through the first quarter of fiscal year 2019, we have experienced a slight decrease in average selling price for the products we distribute in Europe.

Asia

Our operations in Asia are concentrated mainly in China. GDP growth in China, as reported by the Chinese government, decreased in the current quarter.

In terms of currency, the RMB weakened against the USD through the first quarter of fiscal year 2019, which negatively affected, among other items, the reported dollar revenues and gross profit from our operations in China.

Results of Operations

Three Months Ended December 31, 2018 compared with Three Months Ended December 31, 2017

					Percentage of Sales and Operating Revenues For the
	Three Months Ended December 31,		Difference		Three Months Ended December 31,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Sales and operating revenues
Chemicals	$438.5	$431.9	$6.6	1.5%	46.9%	46.5%
Plastics	456.1	462.2	(6.1)	(1.3)%	48.7%	49.7%
Other	41.2	35.5	5.7	16.1%	4.4%	3.8%
Total sales and operating revenues	$935.8	$929.6	$6.2	0.7%	100.0%	100.0%

Gross profit
Chemicals	$53.5	$58.4	$(4.9)	(8.4)%	12.2%	13.5%
Plastics	38.7	41.9	(3.2)	(7.6)%	8.5%	9.1%
Other	6.5	6.6	(0.1)	(1.5)%	15.8%	18.6%
Total gross profit	$98.7	$106.9	$(8.2)	(7.7)%	10.5%	11.5%
Selling, general and administrative expenses	79.8	84.8	(5.0)	(5.9)%	8.5%	9.1%
Transaction related costs	8.2	0.1	8.1	**	0.9%	—%
Change in fair value of contingent consideration obligations	(22.9)	(18.6)	(4.3)	(23.1)%	(2.4)%	(2.0)%
Operating income	33.6	40.6	(7.0)	(17.2)%	3.6%	4.4%
Other income, net	0.1	0.1	—	—%	—%	—%
Interest expense, net	(13.3)	(12.9)	(0.4)	(3.1)%	(1.4)%	(1.4)%
Net income before income taxes	20.4	27.8	(7.4)	(26.6)%	2.2%	3.0%
Income tax expense	4.2	1.3	2.9	223.1%	0.4%	0.1%
Net income	$16.2	$26.5	$(10.3)	(38.9)%	1.7%	2.9%

 ** Not meaningful

Sales and operating revenues

Sales and operating revenues for the three months ended December 31, 2018 increased $6.2 million, or 0.7%, compared to the three months ended December 31, 2017. The increase in revenues was attributable to an increase in average selling prices of 4.0% primarily due to increased specialty products sales in North America. The increase was partially offset by a 3.8% volume decrease, as well as, approximately $8.8 million which was a result of weakening exchange rates of various currencies versus the USD as compared to the same period in the prior fiscal year.

Chemicals

Sales and operating revenues for the Chemicals line of business for the three months ended December 31, 2018 increased $6.6 million, or 1.5%, compared to the three months ended December 31, 2017. The revenue increase was attributable to a 5.1% increase in average selling prices largely due to stronger product mix and increased specialty demand. This increase was partially offset by a decrease in volumes of 3.4% due to lower demand in the oil and gas end market and lower consumer demand caused by the rapid deflationary environment experienced at the end of the current period.

Plastics

Sales and operating revenues for the Plastics line of business for the three months ended December 31, 2018 decreased $6.1 million, or 1.3%, compared to the three months ended December 31, 2017. The decrease is driven by $7.6 million associated with the weakening exchange rates of various currencies versus USD compared to the same period in the prior fiscal year, as well as a decrease in volumes of 4.3% due to lower demand in EMEA and Asia. The decrease in revenues was partially offset by an increase in average selling prices of 3.1% resulting from stronger product mix in North America.

Other

Sales and operating revenues for the Other segment for the three months ended December 31, 2018 increased $5.7 million, or 16.1%, compared to the three months ended December 31, 2017. The increase in revenues was due to growth in on-site services and an increase in waste services to existing customers.

Gross profit

Gross profit declined $8.2 million, or 7.7%, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. Gross profit decreased due to lower volumes as discussed above and a deflationary environment at the end of the current period, which caused margin compression and contributed to lower demand as customers actively reduced inventory levels in anticipation of lower product prices. Approximately $0.8 million of the decrease in gross profit was due to the weakening of exchange rates of various currencies versus the USD compared to the same period in the prior fiscal year.

Chemicals

Gross profit for the Chemicals line of business declined $4.9 million, or 8.4%, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. Gross profit decreased due to the loosening of prior product supply constraints leading to lower customer demand and the deflationary environment, which caused margin compression and contributed to customers actively reducing inventory levels in anticipation of lower product prices.

Plastics

Gross profit for the Plastics line of business declined $3.2 million, or 7.6%, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. Gross profit decreased primarily due to a deflationary environment at the end of the current period, which caused price compression. This was partially offset by a favorable shift in product mix in North America. Approximately $0.7 million of the decrease in gross profit was due to the weakening of exchange rates of various currencies versus the USD compared to the same period in the prior fiscal year.

Other

Gross profit for the Other segment declined $0.1 million, or 1.5%, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. The decrease was primarily due to the shift in product mix for the current period.

Selling, general and administrative expenses

					Percentage of Sales and Operating Revenues For the
	Three Months Ended December 31,		Difference		Three Months Ended December 31,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Selling, general and administrative expenses	$79.8	$84.8	$(5.0)	(5.9)%	8.5%	9.1%

Selling, general and administrative expenses for the three months ended December 31, 2018 decreased $5.0 million, or 5.9%, compared to the three months ended December 31, 2017. This decrease was primarily driven by variable incentives and consulting services.

Transaction related costs

					Percentage of Sales and Operating Revenues For the
	Three Months Ended December 31,		Difference		Three Months Ended December 31,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Transaction related costs	$8.2	$0.1	$8.1	**	0.9%	—%

** Not meaningful

There were $8.2 million of transaction related costs in the three months ended December 31, 2018 related to the Univar Merger Agreement and $0.1 million in the three months ended December 31, 2017 related to the Ultra Chem Acquisition.

Changes in fair value of contingent consideration

					Percentage of Sales and Operating Revenues For the
	Three Months Ended December 31,		Difference		Three Months Ended December 31,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Change in fair value of contingent consideration obligations	$(22.9)	$(18.6)	$(4.3)	(23.1)%	(2.4)%	(2.0)%

We incurred a gain of $22.9 million and $18.6 million in the three months ended December 31, 2018 and 2017, respectively. The gain in the current fiscal quarter was due to the gain in Deferred Cash Consideration driven primarily by the decrease in our stock price during the three months ended December 31, 2018 and the gain on the TRA which was driven by changes in various inputs to the calculation including the estimated discount rate and expected interest rates. The gain for the three months ended December 31, 2017 was related to the TRA liability gain partially offset by the loss in Deferred Cash Consideration. See Notes 5 and 10 to our condensed consolidated financial statements.

Other income, net

					Percentage of Sales and Operating Revenues For the
	Three Months Ended December 31,		Difference		Three Months Ended December 31,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Other income, net	$0.1	$0.1	$—	—%	—%	—%

Other income, net for the three months ended December 31, 2018 and 2017 was $0.1 million related to proceeds from the sale of fleet vehicles.

Interest expense, net

					Percentage of Sales and Operating Revenues For the
	Three Months Ended December 31,		Difference		Three Months Ended December 31,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Interest expense, net	$13.3	$12.9	$0.4	3.1%	1.4%	1.4%

Interest expense, net was $13.3 million and $12.9 million for the three months ended December 31, 2018 and 2017, respectively, related to the Credit Facilities, along with the amortization of debt issuance costs. Interest expense, net increased due to the higher average interest rate on the term loan facility in the current period.

Income tax expense

					Percentage of Sales and Operating Revenues For the
	Three Months Ended December 31,		Difference		Three Months Ended December 31,
(in millions)	2018	2017	$ Change	% Change	2018	2017
Income tax expense	$4.2	$1.3	$2.9	223.1%	0.4%	0.1%

Income tax expense was $4.2 million and $1.3 million for the three months ended December 31, 2018 and 2017, respectively. The current period expense was primarily attributable to income on profitable U.S. operations. The prior period tax expense was attributable to prior period income partially offset by the benefit on deferred tax liabilities due to the impact of the Tax Act, which resulted in a decrease in income tax expense of $4.5 million.

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

Capital Expenditures

Cash capital expenditures for the three months ended December 31, 2018 were $4.8 million and related primarily to facility improvements, equipment purchases, and additional information technology investments. We expect our aggregate capital expenditures for fiscal year 2019 (excluding acquisitions and any assets acquired via capital leases) to be approximately $39.5 million, including $10.8 million for a planned land acquisition at one of our facilities expected to close during fiscal year 2019. Capital expenditures are expected to be primarily related to fixed asset replacements, improvements to our information technology infrastructure and equipment.

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

At December 31, 2018, we had $159.0 million in borrowings outstanding under the ABL Facility. Interest expense related to the ABL Facility, excluding amortization of debt issuance costs, was $1.9 million for the three months ended December 31, 2018 and 2017.

As of December 31, 2018, we were in compliance with the covenants of the ABL Facility.

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

At December 31, 2018, we had $638.8 million in borrowings outstanding under the Term Loan Facility. We are required to make mandatory principal payments on an annual basis, if cash flows for the year, as defined in the agreement, exceed certain levels specified in the agreement. We were not required to make such principal payment for fiscal year 2018. Interest expense related to the Term Loan Facility, excluding original issue discount amortization and amortization of debt issuance costs, was $9.3 million and $8.3 million for the three months ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, we were in compliance with the covenants of the Term Loan Facility.

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

We generally manage working capital by utilizing our ERP system, which enables us to forecast rolling weekly volumes, anticipate demand shift fluctuations and quickly respond to rapidly changing customer needs for the majority of our operations. This platform, combined with our product line management department, enables us to efficiently manage working capital. We further manage working capital by focusing on terms of purchase and sale, evaluating the creditworthiness of customers when extending trade credit, utilizing systematic collection efforts and managing inventory to closely match demand and meet required customer service levels.

Liquidity

The following table summarizes our liquidity position as of December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018
Cash and cash equivalents	$54.6	$58.9
ABL Facility availability	258.1	344.2
Total liquidity	$312.7	$403.1

Cash and Cash Equivalents

At December 31, 2018, we had $54.6 million in cash and cash equivalents of which $45.7 million was held by foreign subsidiaries, $44.3 million of which was denominated in currencies other than the USD, primarily in euros and CAD, and $3.5 million in China denominated in RMB. While the RMB is convertible into USD, foreign exchange transactions are subject to approvals from the SAFE. We do not anticipate any significant adverse impact to overall liquidity from potential limitations on the transfer or conversion of cash and cash equivalents.

ABL Facility

Under the ABL Facility, if as of any date of determination when Trigger Event Excess Availability (as defined in the ABL Facility) is below certain thresholds or upon certain defaults, we will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent, which will be used to repay outstanding loans and cash collateralized letters of credit. Such requirement will be deemed continuing until the Trigger Event Excess Availability exceeds such threshold amount for 20 consecutive days. At December 31, 2018, Trigger Event Excess Availability under the ABL Facility was $258.1 million, which was $46.2 million in excess of the $211.9 million threshold that would trigger the foregoing requirements.

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

Cash Flows

The following table sets forth the major categories of our cash flows for the three months ended December 31, 2018 and 2017:

Major Categories of Cash Flows
(in millions)	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
Net cash used in operating activities	$(50.2)	$(59.2)
Net cash used in investing activities	(6.5)	(3.5)
Net cash provided by financing activities	53.6	50.1
Effect of exchange rate changes on cash and cash equivalents	(1.2)	0.1
Decrease in cash and cash equivalents	(4.3)	(12.5)
Cash and cash equivalents at the beginning of period	58.9	53.9
Cash and cash equivalents at the end of period	$54.6	$41.4

Three Months Ended December 31, 2018 compared to Three Months Ended December 31, 2017

Cash flows from operating activities

Net cash used in operating activities for the three months ended December 31, 2018 was $50.2 million. Net income of $16.2 million, adjusted for significant non-cash items such as depreciation and amortization expenses, amortization of debt issuance costs, provision for bad debt, deferred income taxes, equity-based compensation expense and changes relating to contingent consideration liabilities collectively totaling $1.3 million, resulted in cash inflows of $14.9 million during the three months ended December 31, 2018. Net cash used by operating activities was impacted by the items specified below:

•
Accounts and notes receivable decreased $55.8 million primarily driven by lower volumes due to a deflationary pricing environment in the current period. There were no significant changes in billing terms during the three months ended December 31, 2018.

•	Inventories increased $23.1 million primarily due to the deflationary environment which resulted in customer inventory level reduction.

•	Accounts payable decreased $70.7 million primarily driven by the timing of payments during the three months ended December 31, 2018.

•
Accrued expenses and other liabilities decreased $26.4 million which primarily reflects the accrual of the annual employee incentive compensation for the current fiscal year offset by the payment in the first quarter of fiscal year 2019 of the annual employee incentive compensation related to prior fiscal year.

•	Other current assets and other assets and liabilities were impacted by $0.7 million.

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

Cash flows from investing activities

Investing activities used $6.5 million of cash during the three months ended December 31, 2018, primarily due to the additions of property and equipment of $4.8 million mainly related to facility improvements, equipment purchases, and additional information technology investments. The cash paid for asset acquisitions was $1.7 million.

Investing activities used $3.5 million of cash during the three months ended December 31, 2017, due to the additions of property and equipment of $4.1 million mainly related to facility improvements and additional information technology investments, partially offset by $0.6 million of proceeds from the disposal of property and equipment.

Cash flows from financing activities

Financing activities provided $53.6 million of cash during the three months ended December 31, 2018, primarily as a result of net borrowings on the ABL Facility of $54.4 million partially offset by net payments on short-term debt of $1.6 million, payments on the Term Loan Facility of $1.6 million and capital lease payments of $0.8 million.

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

Contractual Obligations and Commitments

As of December 31, 2018, amounts due under our contractual commitments were as follows:

	Payments Due by Period (in millions)
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Short-term and long-term debt obligations (1)	$46.1	$171.9	$619.4	$—	$837.4
Estimated interest payments on long-term debt obligations (2)	46.2	85.3	56.4	—	187.9
Capital lease obligations (3)	7.5	14.1	16.1	25.0	62.7
Operating lease obligations (4)	14.2	17.7	6.8	0.2	38.9
Employee benefit obligations	—	—	—	3.4	3.4
Contingent consideration (5)	15.8	73.8	17.6	63.1	170.3
Other obligations (6)	7.8	2.4	1.4	—	11.6
Total	$137.6	$365.2	$717.7	$91.7	$1,312.2

(1)
Short-term obligations primarily include the payment of $39.6 million outstanding under credit facilities available to our operations in China and $6.5 million in principal installment payments under our Term Loan Facility. Long-term debt obligations include the payment of $159.0 million in outstanding principal under our ABL Facility and the payment of $632.3 million in outstanding principal under our Term Loan Facility. See Note 8 to our condensed consolidated financial statements.

(2)
Estimated interest payments include cash interest payments and estimated commitment fees on long-term debt obligations. Variable interest rate payments were estimated using interest rates as of December 31, 2018 held constant to maturity.

(3)
Capital lease obligations represent future payments on capital lease agreements, including lease payments on all tractors under the Ryder Lease and the Montgomery Lease. The amounts above include executory costs of approximately $2.4 million per year, for aggregate executory costs totaling $14.5 million. Additionally, the amounts include decreasing annual interest payments ranging from $1.9 million to $0.1 million, for aggregate interest payments totaling $15.0 million on all capital leases. We are permitted to terminate the lease of an individual tractor under the Ryder Lease on the anniversary of its delivery date, provided that certain conditions are met. In the event we terminate the lease of an individual tractor in accordance with the terms of the Ryder Lease, we may elect to purchase the individual tractor at a predetermined residual value or return the tractor to Ryder, subject to an adjustment based on the then-current market value of the individual tractor. See Note 8 to our condensed consolidated financial statements.

(4)
Operating lease obligations represent payments for a variety of facilities and equipment under non-cancellable operating lease agreements, including office buildings, transportation equipment, warehouses and storage facilities and other equipment.

(5)
Liabilities for contingent consideration are related (i) to the TRA that we entered into in connection with the Business Combination and (ii) the Deferred Cash Consideration that will be paid to Selling Equityholders pursuant to the Merger Agreement. The amount included in the table above for the Deferred Cash Consideration is based on the undiscounted expected value of the payment and is currently included in the 1-3 Years column based on the final payment date of June 9, 2021 as defined in the Merger Agreement. However, as further defined in the Merger Agreement, payments could be required to be made by us prior to June 9, 2021. The timing of payments associated with the liability for the contingent consideration related to the TRA is based on expected undiscounted cash flows in future periods, and may change based on actual results. See Notes 5 and 10 to our condensed consolidated financial statements.

(6)	Other obligations are related to non-cancellable equipment orders and certain IT-related contracts.

Not included in the table above is $10.8 million for a planned land acquisition expected to be finalized during fiscal year 2019. The consummation of this purchase agreement is subject to customary closing conditions.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K at December 31, 2018.

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

Credit Risk

We are subject to the risk of loss arising from the credit risk related to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on substantially all customers requesting credit and we will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. With the exception of our operations in China, we generally do not require collateral with respect to credit extended to customers. Our operations in China offer billing terms that allow certain customers to remit payment during a period of time ranging from 30 days to nine months. These notes receivable ($6.9 million at December 31, 2018) are supported by banknotes issued by large banks in China on behalf of their customers.

At December 31, 2018, no individual customer represented greater than 5.0% of the outstanding accounts receivable balance.

Interest Rate Risk

Interest rate risks can occur due to changes in market interest rates. This risk results from changes in the fair values of fixed-interest rate financial instruments or from changes in the cash flows of variable interest rate financial instruments. The optimal structure of variable and fixed interest rates is determined as part of interest rate risk management. It is not possible to simultaneously minimize both kinds of interest rate risk. We take steps to mitigate interest rate risk in part by entering into interest rate swap agreements as described under “Fair Value Measurements” below. Also, see Note 9 to our condensed consolidated financial statements.

Borrowings under our ABL Facility bear a variable interest rate, which was a weighted average rate of 3.98% for the three months ended December 31, 2018. For each $100.0 million drawn on the ABL Facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

Changes in market interest rates will have an effect on the Term Loan Facility interest expense. A 100 basis point increase/decrease in the interest rate would result in an increase/decrease of $6.4 million in annual interest expense based on the Term Loan Facility balance at December 31, 2018.

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

The fair value of the liability for the contingent consideration related to the TRA was $71.1 million as of December 31, 2018. The calculation of the liability for the contingent consideration related to the TRA uses a cash flow model which incorporates current interest rates in the discount rate used to discount the obligation to present value. A 100 basis point increase in the discount rate compared to the discount rate used at the December 31, 2018 valuation would have resulted in a decrease of approximately $0.4 million in the value of the liability for the contingent consideration related to the TRA. Additionally, this cash flow model is sensitive to changes in applicable tax rates. A 100 basis point increase in the tax rate compared to the tax rate used at the December 31, 2018 valuation would have resulted in an increase of approximately $2.4 million in the value of the liability for the contingent consideration related to the TRA.

The fair value of the liability for the contingent consideration related to Deferred Cash Consideration was $43.5 million as of December 31, 2018. The liability for the contingent consideration related to the Deferred Cash Consideration is highly sensitive to the price of our common stock at each valuation date. A $1.00 increase/decrease in the price of our common stock from its December 31, 2018 price would have increased/decreased the fair value of the liability for the Deferred Cash Consideration by approximately $5.1 million.

Derivatives

We are a party to interest rate swap agreements of varying expiration dates ranging from February 2020 through February 2023, to help mitigate interest rate risk related to the variable rate Term Loan Facility. As of December 31, 2018, the notional amount of the seven outstanding interest rate swap agreements was $599.1 million. The swap agreements are accounted for as cash flow hedges. Gains or losses resulting from changes in the fair value of the swaps are recorded in other comprehensive income. Gains and losses recorded in other comprehensive income are reclassified into and recognized in income when the interest expense on the Term Loan Facility is recognized. At December 31, 2018, we recorded a net asset of $2.7 million in the condensed consolidated balance sheet related to these instruments.

During the three months ended December 31, 2018, we reclassified into income and recognized a realized loss on the interest rate swaps of $0.1 million, which was recorded in interest expense. During the three months ended December 31, 2018, we recorded an unrealized loss on the interest rate swaps (net of taxes and reclassifications into income, including any ineffective portion) of $5.7 million, which was recorded in other comprehensive income. As of December 31, 2018, $2.5 million in unrealized gains were expected to be realized and recognized in income within the next twelve months.

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

Included in our condensed consolidated statement of operations for the three months ended December 31, 2018 is a $0.2 million net gain related to foreign exchange rate fluctuations. The most significant currency exposures during this period were to the RMB and CAD versus the USD. Assuming the same directional fluctuations as occurred during the three months ended December 31, 2018, a hypothetical 10.0% weakening/strengthening in the average exchange rates of these currencies from that date would have generated a net loss/gain of $1.3 million in our condensed consolidated statement of operations for the three months ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC on December 6, 2018. These risks could materially and adversely affect our business, financial condition, cash flows and result of operations. There have been no material changes to the risk factors described in the Form 10-K described above. We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the three months ended December 31, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
November 2, 2018 (1)	34,461	$10.82	—	—
November 8, 2018 (2)	2,923	$10.01	—	—
Total	37,384	$10.42	—	—
(1) Shares transferred to the Company to satisfy the officers’ and employees’ tax withholding obligations in connection with the vesting of the restricted stock.
(2) Shares transferred to the Company to satisfy the officers’ and employees’ tax withholding obligations in connection with the vesting of the RSUs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Exhibit Index

Exhibit Number	Description

2.1
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

Nexeo Solutions, Inc.

February 7, 2019	By:	/s/ Ross J. Crane
Ross J. Crane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)